Form 10-K
period 2011-03-31
Virolab, Inc.
filed 2011-06-29
CIK 1497916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 000-54059

VIROLAB, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2787170
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1840 Gateway Drive, Suite 200, Foster City, California	94404
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code   (650) 283-2653

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the act:  Common Stock, par value $0.0001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $0 as of September 30, 2010 because there was no trading market for the registrant’s securities and all outstanding stock was owned by an affiliate.

On June 29, 2011, there were 25,350,000 shares of the registrant’s common stock outstanding.

PART I

ITEM 1.  BUSINESS

This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” and other comparable terminology. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to develop our operations, our ability to satisfy our obligations, our ability to raise capital as necessary, our ability to generate revenues and pay our operating expenses, our ability to consummate the acquisition of additional assets,  economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A - "Risk Factors" as well as the risk factors described in our other filings with the Securities and Exchange Commission.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to update any of our forward-looking statements. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business. “We,” “us,” “our,” the “Company,” “Accelerated Acquisitions X, Inc.,” and “Virolab” as used in this report refer to Virolab, Inc., a Delaware corporation..

None of the Company’s securities are registered for resale with the Securities and Exchange Commission. The outstanding shares of common stock may only be resold through registration under the Securities Act of 1933, or under an applicable exemption from registration.

From inception on May 4, 2010, Accelerated Acquisitions X, Inc. was organized as a vehicle to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objectives were to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

On May 4, 2010, the Company sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC, or AVP, for an aggregate investment of $2,000. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On February 27, 2011, Virolab S de RL de CV (the “Purchaser” or “Virolab Mexico”) acquired 22,350,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share. At the same time, AVP tendered 3,500,000 of their 5,000,000 shares of the Company’s common stock for cancellation. In addition, AVP received an option to purchase 1,500,000 shares of the Company’s common stock for a price of $0.0001 per share, which AVP immediately exercised. The 1,500,000 shares purchased under option by AVP are subject to repurchase by the Company as described in the February 27, 2011 Consulting Services Agreement disclosure below. Following these transactions, Virolab S de RL de CV., owned 88.2% of the Company’s 25,350,000 issued and outstanding shares of common stock and AVP owned the remaining 11.8%. Simultaneously with the share purchase, Ricardo Rosales, PhD was appointed to the Company’s Board of Directors. Such action represents a change of control of the Company.

Prior to the purchase of the shares, the Purchaser was not affiliated with the Company. However, the Purchaser will be deemed an affiliate of the Company after the share purchase as a result of its stock ownership interest in the Company and position on the Board of Directors. The purchase of the shares by the Purchaser was completed pursuant to a written Subscription Agreement with the Company. The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment. Following the sale of common stock to the Purchaser, the Company was still seeking to achieve its objective of acquiring a target company or business.

On February 27, 2011, the Company entered into a Consulting Services Agreement with AVP. The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the Company to AVP to purchase 1,500,000 shares of the Company’s common stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder) subject to a repurchase option granted to the Company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the agreement subject to the following milestones:

●	Milestone 1 – Company’s right of repurchase will lapse with respect to 60% of the shares upon securing $5 million in available cash from funding;
●	Milestone 2 – Company’s right of repurchase will lapse with respect to 40% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 1);

and (b) cash compensation at a rate of $66,667 per month. The payment of the cash compensation is subject to the Company’s achievement of certain designated milestones, specifically, cash compensation of $400,000 is due consultant upon the achievement of Milestone 1, and an additional $400,000 is due upon the achievement of Milestone 2. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $66,667 per month. The total cash compensation to be received by the consultant is not to exceed $800,000 unless Virolab receives an amount of funding in excess of the amount specified in Milestone 2. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones. The Company also has the option to make a lump sum payment to AVP in lieu of the monthly cash payments.

On March 8, 2011, the Company entered into a Licensing Agreement (“Licensing Agreement”) with Virolab Nevada, LLC (“Licensor”) pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for the commercial rights to an investigational therapeutic vaccine for the human papillomavirus, or HPV, and HPV-related cancers and a specific blood test for HPV (the “Technology”). Rather than acquiring an operating company, the Company acquired an exclusive license to trade secrets, patents, know-how and other intellectual property that had been developed in Mexico. We will lose our rights to the Technology that we licensed if we do not raise at least $0.5 million for its future development before March 8, 2012, if we do not raise at least $1.0 million for its future development before March 8, 2013, and if we do not raise at least $2.0 million for its future development before March 8, 2014.

Prior to the licensing transaction entered into on March 8, 2011, the Company was a “blank check company.” Shares of the Company’s common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock including shares issued to AVP cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”) for at least 12 months after the Company ceases to be a “shell company,” provided the Company otherwise is in compliance with the applicable rules and regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

AVP has indicated to the Company that it will pay the on-going administrative expenses of the Company until Virolab enters into a financing transaction. These on-going administrative expenses differ from the services covered in the Consulting Services Agreement.  Through March 31, 2011, the Company has incurred approximately $64,000 of expenses related to its operations, and of this amount approximately $60,000 remained due to AVP. Virolab currently does not pay any cash compensation to its directors, officers or employees, but plans to do so if it succeeds in securing additional financing.

Throughout this document, we refer to our therapeutic vaccine as “investigational” or as a “candidate” because it has not received approval for commercial sale anywhere in the world, and we also refer to the investigational vaccine as “therapeutic” because it is designed to treat an existing viral infection and the resulting cervical lesions. Most of the currently approved vaccines for all diseases are not therapeutic, but instead are designed to prevent an infection from occurring before a patient is actually exposed to a virus or other infectious agent. We believe the intended therapeutic nature of our vaccine candidate differentiates it from other vaccines.

We believe that the HPV therapeutic vaccine technology that we have in development has the potential to be the first therapeutic to clear pre-cancerous and cancerous lesions of the Cervix along with the underlying HPV viral infection. This belief is based on the results of two phase 2 clinical trials and one phase 3 clinical conducted in Mexico in which cancerous and pre-cancerous cervical lesions were eliminated or regressed in 88% to 97% of the patients. In addition, detectable HPV virus was eliminated from approximately half of the 1,246 patients treated in the three trials. All studies showed the vaccine candidate to be well tolerated, although headaches and other flu-like symptoms appeared in some of the patients. More detailed results from the trials conducted by Virolab Mexico are contained in the section “Clinical Trials of Therapeutic Vaccine Candidate” below.

In addition to the therapeutic vaccine candidate, Virolab has licensed rights to a specific blood-based diagnostic test for HPV that is in development. Currently, diagnosis of an infection with HPV requires a gynecological examination and testing of cervical tissue samples. We believe that a diagnosis from a simple blood draw will be less expensive and more convenient for patients.

The Company is evaluating its options to commercialize its therapeutic vaccine candidate and diagnostic test. These product candidates have not been approved for commercial sale anywhere in the world, and each country has different requirements for approval, so the commercialization process is likely to be lengthy and complex. The Company may employ different strategies in different areas of the world, such as sublicensing development and commercialization rights for some territories while retaining rights for other territories. Based on the historical work of Virolab Mexico in the country of Mexico, the Company believes that the path to obtain government approval may be shorter in the Latin America countries.

The Company will not be able to commercialize either its vaccine candidate or its diagnostic test without additional capital. The Company is evaluating various means of raising this capital, including through the sale of equity securities, licensing agreements or other means. If the Company does not raise additional funds of at least $2 million for the advancement of its technology over the next three years it will lose its rights to the technology. The Company plans to seek at least $10 million of capital within the next 12 months, and plans to use these funds to determine the FDA’s requirements for approval of its vaccine candidate, begin working on these requirements, file patents on its technology, broaden its pipeline of investigational drugs, vaccines and/or diagnostics, establish a biotechnology laboratory, and continue the process of seeking approval of its vaccine candidate and diagnostic test outside of the United States. The Company is not presently able to allocate the specific costs for its plans because it does not yet know the requirements for approval of either its vaccine candidate or its diagnostic test.

HPV and Cervical Cancer Background

According to The World Health Organization, or WHO, cervical cancer is the second most frequent form of cancer among women in the world and second most frequent among women aged 15 – 44 years.  WHO also reports that about 300 million women, about 10% of women worldwide, are estimated to be infected with HPV at a given time and that virtually 100% of cervical cancer cases are caused by HPV infection. HPV is transmitted through sexual contact and is extremely contagious. While the WHO estimates that an equal number of men are infected with HPV, in general HPV infected men do not show symptoms, although genital warts and codylomata may appear.

HPV-infected women can develop pre-cancerous cervical lesions of increasing seriousness known as CIN 1, CIN 2, and CIN 3 which can develop into cancer and, if they do, can ultimately cause the death of the patient. Since the virus may foster the growth of cancer cells anytime from six months to 15 years after infection, women at risk currently have to undergo gynecological testing and pap-smears for early detection of potential cancer at least once a year.

Under current treatment practices, when a cervical lesion is detected, outpatient surgery is generally performed to remove the lesion. The underlying HPV infection, however, remains and new lesions can develop. Therefore, recommended check up frequency is increased to twice a year for these patients.

Virolab’s goal is to complete the clinical development of its therapeutic vaccine candidate, and seek regulatory approval to commercialize the therapeutic vaccine throughout the world. We believe that a vaccine which has potential to clear an underlying HPV infection from patients would be a cost effective and advantageous alternative to surgery that does not clear the underlying viral infection from patients. However, we must raise additional funds, conduct additional positive clinical trials and establish qualified manufacturing facilities in order for us to meet this goal of commercializing the vaccine candidate.

Virolab’s Therapeutic Vaccine Candidate

Below is an example of a cervical cancer before and after treatment with the investigational therapeutic vaccine candidate exclusively licensed to Virolab. This illustration was taken from one of the women that have been treated with the vaccine candidate in clinical trials.

The technology licensed to Virolab involves the key process of developing production of the therapeutic vaccine candidate, which is referred to as MEL-1. MEL-1 is derived from the smallpox virus vaccine MVA, which was originally developed in Germany during the 1940s. The World Health Organization has approved MVA for use in other human vaccines in the early 1990s (note that this does not imply that the U.S. Food and Drug Administration, or FDA, or any other governmental regulatory agency will approve any vaccine based on the use of MVA). Scientists working for Virolab Mexico experimented by inserting certain genes from the Bovine Papillomavirus into MVA. One of the genes inserted was E2, an anti-tumor protein that self-regulates the activity of HVP’s tumor-generating proteins.

Under the protocols of completed phase 1, 2, and 3 clinical trials, the modified vaccine with the E2 gene inserted is injected directly into the cervix. This then produces an overdose of anti-tumor E2 protein immediately surrounding the HPV-infected tumor cells of the host. The immunological system of the patient reacts and destroys weakened HPV-infected cells. As a result, the patient develops antibodies against HPV and against additional foreign contents that may be contained in those cells.

The MEL-1 therapeutic vaccine has demonstrated in clinical trials conducted in Mexico that it can regress and heal pre-cancerous or cancerous lesions of the cervix in 88% to 97% of patients treated and eliminate detectable levels of HPV in approximately half of the treated patients. The standard treatments used in the clinical trials include weekly injections of MEL-1 for a period of six weeks. See more detailed information on the clinical trials immediately below.

To our knowledge, no other treatment has demonstrated elimination of detectable levels of HPV from patients.

Clinical Trials of Therapeutic Vaccine Candidate

Medical protocols under which Virolab Mexico’s human clinical trials were conducted were reviewed in Mexico by the Health Ministry at the State and Governmental levels. Because the trials were not conducted in the United States, no protocols were submitted to or reviewed by the U.S. FDA, nor has an Investigational New Drug Application (“IND”) been submitted to the U.S. FDA. As is customary in human clinical trials, the proposed clinical trials of the therapeutic vaccine and subsequent results from its use were also reviewed by various Hospital Ethics Committees before each approved their institution’s participation in the trials.  In addition, the clinical trials were conducted in accordance with international standards for Good Clinical Practice and all study patients met pre-defined enrollment criteria and provided signed informed consent after being fully advised of the risks and potential benefits of participating in the trials.

The therapeutic vaccine candidate licensed by Virolab is a recombinant live virus vaccine based on a highly attenuated vaccinia virus vector, known as MVA, or Modified Vaccinia Ankara. Viroloab’s licensors have spliced into MVA a gene encoding the E2 protein from the bovine papillomavirus, which is similar to HPV, the human papillomavirus, to create the Company’s therapeutic vaccine candidate. Virolab refers to its therapeutic vaccine candidate as the MEL-1 vaccine. MVA is a very well characterized vaccine that has been used commercially for decades and tested on more than 100,000 people as a vaccine to prevent smallpox. It is currently stockpiled by the U.S. Department of Health and Human Services and similar organizations in other countries in the event of future smallpox outbreaks.

Virolab’s MEL-1 therapeutic vaccine has been evaluated in multiple animal models (preclinical) and has completed phase 1, 2, and 3 clinical trials in Mexico. We expect additional clinical trials will be required before the vaccine candidate can be considered for approval in the United States.
The following table summarizes the results of the clinical trials conducted with Virolab’s MEL-1 HPV therapeutic vaccine candidate, all of which received requisite governmental approval in Mexico before initiation. Unless noted separately below, each of these trials evaluated the use of MEL-1 as a therapeutic vaccine for treating pre-cancerous or cancerous cervical lesions in women who have been infected with human papillomavirus.  In each study MEL-1 was administered by injection directly into the cervix in a radial manner, at 12 o’clock, three o’clock, six o’clock, and nine o’clock positions, once per week for six weeks. Each weekly injection consisted of 107 MEL-1 virus units per dose. All women who enrolled in the trials completed the study. Efficacy was evaluated at study week 9, three weeks after completion of treatment and was determined by regression in lesion size and severity and reduction in detectable HPV viral DNA. According to the American Association of Cancer Research (AACR) task force on treatment and prevention of intra-epithelial neoplasia, obtaining a 50% regression rate in CIN2/3 with a new treatment is clinically meaningful. Regression Rate is defined by the AACR as both Complete Response (CR) and Partial Response (PR) where CR is regression to normal histology and PR is regression of CIN 2/3 to CIN 1, with no new CIN 2/3 lesions in at least 50% of treated patients (Clin. Cancer Res., (8):314-346, 2002).
	Phase 1	1st Phase 2	2nd Phase 2	Phase 3

Primary endpoint	Human safety study	Safety and lesion reduction	Elimination of high-grade lesions	Reduction in lesions
Dates conducted	1999	2000-2002	2002-2004	2004-2008
Treatment protocol	Evaluate safety in volunteers	Evaluate vaccine candidate against cryosurgery	Evaluate vaccine candidate against conization	Evaluate reduction in viral load and reduction in lesions
Patient eligibility	Disease-free women with no cervical lesioins	Women with HPV and cervical lesions (CIN 1-3)	Women with HPV and high-grade lesions (CIN 2-3)	Women with HPV and pre-cancerous lesions (CIN 1-3) or carcinoma
Number of participants	120	78 total 36 MEL-1 42 Control (cryosurgery)	54 total 34 MEL-1 20 Control (conization)	1,176 All patients treated with MEL-1
Dosage and administration of study medication	MEL-1 vaccine injection into uterus once per week for 6 weeks at 107 MEL-1 virus units per dose.	MEL-1 vaccine injection into uterus once per week for 6 weeks at 107 MEL-1 virus units per dose.	MEL-1 vaccine injection into uterus once per week for 6 weeks at 107 MEL-1 virus units per dose.	MEL-1 vaccine injection into uterus once per week for 6 weeks at 107 MEL-1 virus units per dose.
Trial type	Open label safety study	Open-label vs. control	Open label vs. control	No control group
Trial outcome	Established initial safety database to allow commencement of trials to evaluate efficacy	Demonstrated lesion regression or elimination in 94% of MEL-1 treated patients and HPV virus elimination or significant reduction in 50% of MEL-1 treated patients	Elimination and regression of lesions in 88% of MEL-1 treated patients and HPV virus elimination or significant reduction in all MEL-1 patients	Elimination of lesions in 97% of participants. Elimination of HPV virus in 50% of patients
Trial location	Mexico City	Mexico City	Mexico City	Mexico City; Michoacan, Mexico; Barquisimento, Venezuela
Major adverse effects noted	Flu-like symptoms	Headaches, flu-like symptoms, chills, transient fever (>39º C), abdominal pain	Headaches, flu-like symptoms, chills, transient fever (>39º C), abdominal pain	Headaches, flu-like symptoms, chills, transient fever (>39º C), abdominal pain
Outcome publication	Not published	Human Gene Therapy, May 2004 (Peer Reviewed)	Cancer Gene Therapy, February 2006 (Peer Reviewed)	Publication submitted

In addition to the completed trials, in 2009 Virolab Mexico initiated an open-label phase 4 clinical trial at three different sites in Mexico. The Company refers to this trial as a phase 4 because this is how it is classified in Mexico, although the drug is not approved for commercial sale as is often the case with other phase 4 trials. To date, approximately 1,000 patients have been enrolled and treated in the trial, and efficacy results are consistent with the outcomes of the phase 2 and 3 clinical trials. Due to the Company’s limited funds, no on-going responsibility for the clinical trial has been assigned to Virolab, Inc., although it may at a future date if the Company is able to secure additional financing.

Market and Competition for Therapeutic Vaccine Candidate

According to The World Health Organization, or WHO, cervical cancer is the second most frequent form of cancer among women in the world and second most frequent among women aged 15 – 44 years.  WHO also reports that approximately 300 million women, about 10% of women worldwide, are estimated to be infected with HPV at a given time and that virtually 100% of cervical cancer cases are caused by HPV infection. Also according to WHO, of the women infected with HPV, over 500,000 will develop cervical cancer and over half of them will die from their HPV-caused cancer.

Based on extrapolations of CIN 1 lesions of 1.2 per 1,000 population, and CIN 2/3 lesions of 1.5 per 1,000 population (the Company’s own estimates), the Company estimates the candidate patients for its therapeutic vaccine as follows:

Region	Candidate Patients
Americas	935,000
Europe	880,000
Asia	4,010,000
Africa	840,000
Oceania	36,000
World Total	6,700,000

The Company has not estimated prices yet for its therapeutic vaccine candidate, if it receives approval. Initial pricing studies are currently planned.

Two vaccines are currently available to prevent infection by some HPV types. These preventative vaccines are Gardasil, marketed by Merck, and Cervarix, marketed by GlaxoSmithKline. Both vaccines protect against initial infection with HPV types 16 and 18, which cause most of the HPV-associated cancer cases. Gardasil also protects against HPV types 6 and 11, which cause 90% of genital warts. However, the vaccines provide little benefit to women who have already been infected with HPV types 16 and 18. For this reason the vaccines are recommended primarily for those women who have not yet been exposed to HPV. Both preventative vaccines are delivered in three shots over six months. In most countries they are approved only for female use, but are approved for male use in relevant countries like USA and UK. These approved vaccines do not have any therapeutic effect on existing HPV infections or cervical lesions, the target market for Virolab’s therapeutic vaccine candidate.

We are also aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, which are actively engaged in infectious disease and cancer vaccine research and development. These include Crucell, Sanofi-Aventis, Novartis, GlaxoSmithKline plc, MedImmune, Inc., a wholly owned subsidiary of AstraZeneca, Merck and Pfizer Inc. The company may also experience competition from companies that have acquired or may acquire technologies from companies, universities and other research institutions. As these companies develop their technologies, they may develop proprietary technologies which may materially and adversely affect our business.

In addition, a number of companies are developing products to address the same diseases that we are targeting. For example, Merck and GlaxoSmithKline have products on the market for cervical cancer in the therapeutic setting. Transgene, Inc. has a cervical cancer product in Phase II trials. Inovio, Inc. is also working on a vaccine for cervical cancer.

There are seven main approaches that we are aware of under which companies are investigating HPV vaccine product candidates:

1.	Live vectors
2.	Peptides
3.	Proteins
4.	DNA
5.	RNA replicon
6.	Dendritic cell
7.	Tumor cell

Refer to Ma, et al., HPV and Therapeutic Vaccines: Where are we in 2010? Current Cancer Therapy Reviews, 2010, 6, 81-103, for a more thorough review of the potential approaches.  Of the live vector approaches which are similar to the approach used to develop our therapeutic vaccine candidate, the Virolab investigational therapeutic vaccine is the only candidate using the E2 protein.

If any of our competitors develop products with efficacy or safety profiles significantly better than our products, we may not be able to commercialize our products. Some of our competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and human resources than we do. Competitors may develop products earlier, obtain FDA approvals for products more rapidly, or develop products that are more effective than the single vaccine candidate under development by us. We intend to seek to expand our technological capabilities to remain competitive, however, research and development by others may render our technologies or products obsolete or noncompetitive, or result in treatments superior to ours.

Our competitive position will be affected by the disease indications addressed by our product candidates and those of our competitors, the timing of market introduction for these products and the stage of development of other technologies to address these disease indications. For us and our competitors, proprietary technologies, the ability to complete clinical trials on a timely basis and with the desired results, and the ability to obtain timely regulatory approvals to market these product candidates are likely to be significant competitive factors. Other important competitive factors will include the efficacy, safety, ease of use, reliability, availability and price of products and the ability to fund operations during the period between technological conception and commercial sales.

The FDA and other regulatory agencies may expand current requirements applicable to virus-based products and product candidates, which may harm our competitive position relative to other companies developing virus-based products for similar indications.

Virolab’s HPV Diagnostic Test

The HPV diagnostic test recently licensed to the Company, referred to as EDIVPH, uses a standard Enzyme-linked immunosorbent assay, or ELISA, procedure to test for HPV antibodies in the blood serum. ELISA tests are widely-used blood-based diagnostic method of detecting diseases. The advantage compared to other HPV diagnostics is the quick and easy access to blood samples requiring no gynecological examination, as the other marketed tests for HPV require. Virolab plans to investigate ways to commercialize its diagnostic test throughout the world. Virolab does not have approval to market the test in any countries, and government regulations vary from country to country.

Virolab Mexico has conducted a study of 172 HPV-infected women in which the HPV diagnostic test was compared to tissue samples using traditional HPV diagnostic methods. Results indicated that using different traditional diagnostic methods on the same patients did not consistently produce similar test results (approximately 20% could be diagnosed incorrectly as either positive or negative). The study was conducted in Mexico in patients with known current or previous HPV infections, and was published in the Journal of Medical Virology in 2001. Based on the results, Virolab believes that its blood-based test has potential to be more accurate. However, additional clinical comparisons will be necessary to verify this belief and additional clinical work will be necessary to seek approval to market the test.

Competition for the HPV Diagnostic Test

The Company’s EDIVPH blood test is the only method of detecting HPV of which we are aware that does not involve a gynecological examination or biopsies or smears from the cervix. Virolab’s HPV test is done as an immunological reaction in a sample of blood serum. Since a specialist does not need to examine the patient and technicians to take blood samples are widespread, we believe that our method will allow the examination of thousands of patients by a single lab-based technician familiar with the technology. We believe the diagnostic process can be readily automated and results can be obtained overnight.

Competitive HPV diagnostics methods include Hybrid Capture, Liquid Cytology, PCR and Thin Prep DNA determination, all of which require tissue samples from the cervix.  Virolab believes that all of these diagnostic tests are readily used in practice, and each test’s usage depends on facilities available to diagnosing physicians and individual preferences.

Specific HPV diagnostic tests are increasingly being used in conjunction with routine annual gynecological examination and PAP smears as a means for identifying women at risk for developing cervical cancer. Currently, a portion of the tissue collected during a gynecological examination is utilized in a clinical laboratory for conducting an HPV test using one of the currently available test kits while the remainder of the tissue is examined microscopically for evidence of cancer cells or precancerous cellular changes. We believe a blood-based test will offer advantages for patients because they would not need a separate gynecological examination.

An experimental Light Sensitive Device method, involves the insertion of the device in the vagina and taking the sample to a lab with a spectrometer to measure light absorptions, but is not approved for use in most countries.

Patents

The company and its licensor have written a PCT patent application covering its therapeutic vaccine candidate MEL-1and the method of application directly to carcinomas and plans to submit the application shortly. The Company plans a similar filing in the United States. Virolab owns proprietary information and trade secrets relating to its HPV diagnostic technology and also plans patent applications. To date, no patents have issued.

Government Regulation

Regulations applicable to Therapeutic Vaccine Candidate

In the United States, drugs are subject to regulation under the Federal Food, Drug and Cosmetic Act, or the FDC Act. Biological products, in addition to being subject to provisions of the FDC Act, are regulated in the United States under the Public Health Service Act. Both statutes and related regulations govern, among other things, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and other promotional practices.

Obtaining FDA approval or comparable approval from similar agencies in other countries is a costly and time-consuming process, and the results of seeking approval are uncertain. Generally, FDA approval requires that preclinical studies be conducted in the laboratory and in animal model systems to gain preliminary information on efficacy and to identify any major safety concerns. In the United States, the results of these studies are submitted as a part of an IND application which the FDA must review and allow before human clinical trials can start.

A company must submit an IND application or equivalent application in other countries for each proposed product and must conduct clinical studies to demonstrate the safety and efficacy of the product necessary to obtain FDA approval or comparable approval from similar agencies in other countries. For example, in the United States, the FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients.

Obtaining FDA approval prior to marketing a pharmaceutical product typically requires several phases of clinical development to demonstrate the safety and efficacy of the product candidate. Clinical trials are the means by which experimental treatments are tested in humans, and are conducted following preclinical testing. Upon successful completion of clinical trials, approval to market the treatment for a particular patient population may be requested from the FDA and/or its counterparts in other countries.

Clinical trials are normally done in three phases. Phase 1 clinical trials are typically conducted with a small number of patients or healthy subjects to evaluate safety, determine a safe dosage range, identify side effects, and, if possible, gain early evidence of effectiveness. Phase 2 clinical trials are conducted with a larger group of patients to evaluate effectiveness of an investigational product for a defined patient population, and to determine common short-term side effects and risks associated with the drug. Phase 3 clinical trials involve large scale, multi-center, comparative trials that are conducted to evaluate the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product labeling.

After completion of clinical trials of a new product, FDA marketing approval must be obtained, or equivalent approval by comparable agencies in other countries. For the FDA, if the product is regulated as a biologic, as we expect for our investigational therapeutic vaccine, a Biologics License Application, or BLA, is required. The BLA must include results of product development activities, preclinical studies, and clinical trials in addition to detailed chemistry, manufacturing and control information.

Applications submitted to the FDA are subject to an unpredictable and potentially prolonged approval process. Despite good-faith communication and collaboration between the applicant and the FDA during the development process, the FDA may ultimately decide, upon final review of the data, that the application does not satisfy its criteria for approval or requires additional product development or further preclinical or clinical studies. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market.

Before marketing clearance for a product can be secured, the facility in which the product is manufactured must be inspected by the FDA and must comply with current Good Manufacturing Practices, or cGMP, regulations. In addition, after marketing clearance is secured, the manufacturing facility may be inspected periodically for cGMP compliance by FDA inspectors.

Regulations Applicable to Diagnostic Test

In the United States, diagnostic tests are regulated by the FDA as medical devices. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling, premarket notification and adherence to FDA’s quality system regulations, which are device-specific good manufacturing practices. Class II devices are subject to general controls and special controls, including performance standards and postmarket surveillance. Class III devices are subject to most of the previously identified requirements as well as to premarket approval. Class I devices are exempt from premarket submissions to the FDA; most Class II devices require the submission of a 510(k) premarket notification to the FDA; and Class III devices require submission of a premarket approval application, or PMA. Most in vitro diagnostic tests are regulated as Class I or Class II devices and are either exempt from premarket notification or require a 510(k) submission. We presently do not know how the FDA will classify our HPV diagnostic test, but currently assume it is most likely to be a Class III device, since it would be the first blood-based diagnostic for HPV.

Class III devices require the submission and approval of a PMA prior to product sale. The PMA must be supported by detailed and comprehensive scientific evidence, including clinical data, to demonstrate the safety and efficacy of the medical device for its intended purpose. From start to finish the approval process may take several years, and the FDA may also request additional clinical data as a condition of approval or after the PMA is approved. Product changes after approval typically require a supplemental submission with FDA review cycles ranging from 30 to 180 days.

Any products manufactured or distributed pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements, reporting of adverse experiences with the use of the device, and restrictions on advertising and promotion. Device manufacturers are required to register their establishments and list their devices with the FDA and are subject to periodic inspections by the FDA and certain state agencies. Noncompliance with applicable FDA requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the FDA to grant PMA approval for devices, withdrawal of  PMA approvals, or criminal prosecution.

Employees

As of March 31, 2011, we had no full or part-time paid employees. Ricardo Rosales served on a part-time basis in an unpaid capacity as Chief Executive Officer, President, Secretary and Treasurer. AVP also provided us with administrative support as needed. Subsequent to the end of our fiscal year, we hired a full time Chief Executive Officer and Chief Financial Officer. These positions are currently unpaid also until we secure additional financing.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. These reports may be obtained directly from the SEC’s website, www.sec.gov.

ITEM 1A.  RISK FACTORS

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this Current Report on Form 8-K, as well as elsewhere in our SEC filings before you decide to purchase our securities. Independent of the risk factors we list, you should further be aware that none of the Company’s securities are registered for resale with the Securities and Exchange Commission, so they can only be purchased under an applicable exemption from registration or if the Company registers the securities under the Securities Act of 1933. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Risks Related to Our Financial Condition

We need financing in the near term and may be unable to raise any funding needed, which could force us to abandon development of our investigational vaccine and diagnostic.

The Company has never previously raised money, and will need substantial funds in order to advance its investigational therapeutic HPV vaccine or its blood-based diagnostic test for HPV. Developing drugs, developing diagnostics, conducting clinical trials and commercializing medical products is expensive and neither of the Company’s potential products can be advanced without the Company obtaining significant additional capital. If additional capital is not obtained, we may have to cease operations and/or abandon rights to our products, and investors could realize no value for their investment in Virolab. The amount of our future funding requirements is currently uncertain, and will depend on many factors, including:

•	the requirements for approval of our investigational vaccine and diagnostic in different countries throughout the world;
•	progress and cost of our clinical trials and other research and development activities;
•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;
•	the cost and timing of securing manufacturing capabilities for our product candidates;
•	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish; and
•	the costs of establishing sales, marketing and distribution capabilities

We had cash of only $200 and liabilities of approximately $60,000 as of March 31, 2011. Our cash may not be sufficient to support our currently limited operating activities through the end of the calendar year, even though we are not paying any salaries for our employees. Consequently, we will need to secure a source of capital and we presently do not have any arrangements in place to do so. In addition, we will lose our rights to the product candidates recently licensed if additional funding for use in the development of the product candidates is not obtained before March 8, 2012. Capital may not be available at all, in which case we will have to close operations and abandon rights to our product candidates.

To the extent we raise additional funds through collaboration or licensing arrangements, if we are able to do so, it will be necessary to relinquish some rights to our technologies or product candidates, and it may be necessary for us to grant licenses on terms that would otherwise be unfavorable to us. To the extent that we raise additional capital by issuing equity securities, our existing shareholders will experience dilution, which could be substantial. To the extent we raise additional capital by incurring debt, we would incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants that could limit our flexibility in conducting future business activities. Debt financing would also be senior to our stockholders’ interests in bankruptcy or liquidation. We may never succeed in raising additional capital of any form, and even if we do we may never achieve profitability.

We have a very limited operating history as we were formed as a shell company in May 2010 and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objectives.

We were formed as a shell company in May 2010 and did not have any operations until we licensed rights to an investigational therapeutic vaccine candidate and diagnostic test in March 2011. These product candidates have not been approved for sale anywhere in the world and we have not yet demonstrated our ability to successfully commercialize any product candidates. Successful commercialization will require us to, among other things, undertake human clinical trials; apply for and receive regulatory approvals once the clinical trials are completed; formulate and manufacture products; and conduct sales and marketing activities.

Our operations have been limited to organizing and staffing and acquiring our technology. These limited operations provide little or no basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

Obtaining and maintaining the necessary U.S. and/or worldwide regulatory approvals for our product candidates will be time consuming, difficult and costly. If we fail to do so, we will be unable to commercialize our product candidates.

If we fail to obtain intellectual property rights, or otherwise secure exclusivity, for our investigational vaccine and diagnostic test, it will more difficult to obtain financing, enter into licensing or collaborative arrangements or sell the products at a reasonable profit, and our current funding is insufficient for us to seek our desired level of patent protection.

Our success, competitive position and future revenues will depend in part on our ability to obtain and then maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of other third parties.
While we have plans to file patent applications, we have no issued patents. Our limited funds are not sufficient for us to currently secure patent protection or to pay fees required for translation or issuance of patents, if they were filed. We may never obtain sufficient exclusivity for our investigational therapeutic vaccine candidate or our diagnostic test to allow us an opportunity to sell them at a profit, in which case we may be forced to curtail or cease operations even if our development efforts are successful.

If we do ever successfully obtain patent protection, in the future these patents may be challenged, invalidated or circumvented, which could limit our ability to prevent competitors from marketing related product candidates or could limit the length of the term of patent protection of our product candidates. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. In addition, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

We have not registered any common stock for resale in the U.S. or elsewhere, and cannot assure you that our common stock will ever become liquid or trade on a securities exchange.

Our common stock has never traded. None of the Company’s securities are registered for resale with the Securities and Exchange Commission. The outstanding shares of common stock may only be resold through registration under the Securities Act of 1933, or under an applicable exemption from registration. We may never be able to register any shares with the Securities and Exchange Commission, and our stock may never actually trade. Although we intend to list our common stock on one of the Nasdaq markets or on the American Stock Exchange, we may never meet the listing requirements and may never be able to do so. Prior to a stock being listed on a stock exchange, its shares can only trade if a qualified market maker applies for and receives approval to make a market in the securities, companies cannot do so themselves. Our shares may never be quoted on a stock exchange or trade under alternative quotation system.

Risks Related to Our Business of Developing Investigational Therapeutic Vaccines and Diagnostics

Clinical trials are time-consuming and difficult and costly to design and implement

Human clinical trials are expensive to conduct and difficult to design and implement, in part because the science behind them is complex and they are therefore subject to rigorous regulatory requirements. Further, the medical, regulatory and commercial environment for pharmaceutical and vaccine products, such as our investigational therapeutic vaccine MEL-1, changes quickly and often in ways we may not be able to accurately predict. The clinical trial process is also very time-consuming. We estimate that clinical trials of our therapeutic vaccine candidate necessary to prepare regulatory submissions to seek approval to commercialize in the United States and Europe, and possibly other territories, will take at least several more years to complete. Furthermore, as failure can occur at any stage, we could encounter problems that cause us to abandon future clinical trials. The commencement and completion of clinical trials may be delayed by, among other things, changes in regulatory requirements, unforeseen safety issues, lack of effectiveness in clinical trials, slower than expected patient recruitment, inability to monitor patients adequately during or after treatment, inability or unwillingness of medical investigators to follow our clinical protocols, inability to maintain a sufficient supply of the investigational therapeutic vaccine to support the trials, suspension or termination of clinical trials for noncompliance with regulatory requirements and changes in clinical care protocols and standards of care within the institutions in which our trials take place.

In addition, we or the FDA may suspend our clinical trials at any time if it appears we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our Investigational New Drug Application, or IND, submissions or the conduct of these trials.

The results of our clinical trials may not support our product candidate claims.

Even if we are able to conduct clinical trials of our therapeutic vaccine candidate and diagnostic test, and the trials are completed as planned, we cannot be certain that the results of those trials will support our product candidate claims or that the FDA or foreign authorities will agree with our conclusions regarding the results. Success in preclinical testing or early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of any prior trials. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses, which could cause us to abandon a product candidate and may delay or cancel development of others. Any delay of our clinical trials will delay the filing of our BLAs and, ultimately, our ability to commercialize our product candidates and generate revenues. Any cancellation of our clinical trials will eliminate our ability to file a BLA for that product and eliminate our ability to generate any revenue from that product, unless we are later able to conduct a different trial that would satisfy the regulatory authorities. Negative results from a clinical trial, or positive results that are not robust enough to support approval, would be a major setback for us and could cause us to abandon development of one or more product candidates.

It is possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of our product candidate’s profile. Occurrence of any significant side effect could delay or terminate further development and hamper or prevent regulatory approval or marketing of our therapeutic vaccine candidate. Clinical trials of our diagnostic test may not support the efficacy of the test sufficiently to warrant its approval.

Obtaining and maintaining the necessary regulatory approvals in the U.S. and elsewhere for our product candidates will be time consuming, difficult and costly, and the results are uncertain. If we fail to obtain product approvals, we will be unable to commercialize our HPV product candidates.

Government regulations in the U.S. and other countries have a significant impact on our business and affect all aspects of drug and diagnostic research and development, manufacturing and marketing. We will require FDA approval to commercialize our product candidates in the U.S. and approvals from similar foreign regulatory authorities to commercialize our product candidates outside the U.S. In order to obtain FDA approval of a product candidate, we must submit to the FDA a BLA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and development, including human clinical trials. These studies are time consuming, difficult and costly, and results are uncertain. We cannot predict whether our efforts will result in any vaccines or drugs that the FDA or other regulatory authorities consider safe and effective for humans. The results of our clinical studies in Mexico may not be replicated when we attempt to conduct similar trials in the Unites States or elsewhere. The FDA and other authorities have substantial discretion in the drug approval process, and may refuse to accept our application(s) or may deny approval. If the FDA does not accept or approve our applications, it may require us to conduct additional pre-clinical testing or manufacturing studies and submit that data before it will reconsider our application, or require us to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals will increase our operating expenses and delay the commercialization of our product candidates and our ability to derive product revenues from them.

Even if we comply with all FDA requests, the FDA may ultimately determine, under its statutory authority, to deny our requests for approval of our drug candidates. We cannot be certain that we will ever obtain regulatory clearance for any product candidate.

We have only one investigational therapeutic vaccine and only one diagnostic test that are currently being evaluated by us for potential commercial development, and even if our continued development of this product is successful, it will be several years before it can reach market.

Our current therapeutic vaccine product candidate MEL-1 is the only therapeutic product for which we have any rights, and our blood-based HPV diagnostic test is the only other product for which we have rights. Neither of these may ever be successfully marketed or manufactured, and our business would suffer substantial harm if they are not successfully commercialized. To date, these product candidates have only been tested in Mexico on a limited number of humans and the clinical trial database is not sufficient for approval in the United States, Europe and possibly other territories. The additional clinical trials required by the FDA and/or other regulatory authorities to obtain approval to market the product are likely to be long and complex and may take several years to complete. The FDA or other regulatory authorities may disagree with our clinical development plans, when formulated, and require us to conduct more extensive studies than we anticipate before considering our investigational drug for marketing approval. We cannot predict with any certainty when we might submit a BLA or PMA for regulatory approval for either of our product candidates, if at all.

Our development programs are likely to depend upon third-party researchers who are outside our control.

To develop our therapeutic vaccine candidate, we will be dependent upon clinical trial sites to administer the therapeutic vaccine to qualified patients that meet criteria specified in the clinical trial protocol. To develop our diagnostic product, we will be dependent on outside researchers to validate the accuracy of the test. Each of these trials is likely to require us to hire independent investigators and collaborators, such as medical institutions, clinical research organizations, and universities, to conduct our studies. We plan to contract with these collaborators, but they will not be our employees, and we cannot control the amount or timing of resources they devote to our programs. They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking the programs ourselves. If outside collaborators fail to devote sufficient time and resources to our programs, or if their performance is substandard, the approval of our FDA applications and our introduction of new drugs, if any, will be delayed, which would harm our business, financial condition and results of operations. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators were to assist our competitors at our expense, our competitive position would be harmed.

We do not have current capability to manufacture our therapeutic vaccine candidate under FDA-required standards.

The manufacturing of biological agents such as our MEL-1 therapeutic vaccine candidate for HPV and cervical lesions is subject to a number of complex rules and regulations in the U.S. and elsewhere, often referred to as cGMP standards. We do not have any cGMP drug or vaccine manufacturing capability. Because our therapeutic vaccine candidate is manufactured using specialized types of live viruses, there are only a limited number of contract manufacturers with experience in this field. To commercialize our product candidate, we must build manufacturing facilities ourselves and/or rely on a limited number of vendors to supply usable product. The FDA may take the position that we and/or our chosen manufacturers do not have enough experience manufacturing the product, or that the quality standards are not sufficient for approval or commercialization. If we are unable to obtain sufficient supplies of product to complete clinical trials the product approval could be delayed or prevented. If we are unable to obtain sufficient supplies to commercialize the product we may never receive any revenues.

Risks Related to Management and our Company

We may not successfully manage our growth.

Our success will depend upon the effective management of the development of the MEL-1 therapeutic vaccine and the EDIVPH diagnostic test. We were formed as a shell company and have no operating history prior to March 2011, when we only began the process of commencing operations. We must build all capabilities ourselves, or acquire them, including operational, financial and management systems, the capability to conduct or oversee human clinical trials, and must hire and train additional qualified personnel. We also must put in place an adequate system of internal controls and do not have any system currently in place upon which to build. If we are unable to manage the development of our product candidates or our growth effectively, our business would be harmed.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold for at least 12 months after we cease to be a “shell company”, provided the Company otherwise is in compliance with the applicable rules and regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws. We may never be able to register our shares, and a trading market for our common stock may never develop.

Our common stock is likely to be subject to the Penny Stock Regulations

Our stock is not publicly traded. None of our stock is registered for resale with the Securities and Exchange Commission, and it may not be sold absent such registration or appropriate exemptions from registration. We may never qualify for trading on a public exchange, and we may never be traded on an alternative listing service, such as the OTCBB or the Pink Sheets. If our stock ever commences trading, our common stock will likely be subject to the SEC's “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares, or the price you receive for your shares upon the sale.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock currently has no market price and when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the `penny stock` rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

The concentrated ownership of our common stock may have the effect of delaying or preventing mergers, acquisitions or other significant corporate transactions.

Virolab S de RL de CV, the company that developed our therapeutic vaccine and diagnostic candidates, owns approximately 88% of our outstanding common stock. One of the two members of our board of directors is the President and a majority shareholder of Virolab Mexico, and thus controls the voting discretion of these shares. Because of its concentrated ownership of our stock and position on our board, Virolab Mexico is currently able to control all matters requiring stockholder approval and is able to exercise significant influence over all matters requiring board approval, including the election of directors and approval of mergers, acquisitions and other significant corporate transactions. Virolab Mexico is also developing other biological therapeutics, and there may be conflicts between our drug development and commercialization interests and Virolab Mexico’s. In addition, if Virolab Mexico elects to sell any of our shares of common stock which they own, our stock price, if it is ever quoted, may decrease.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics.  We have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so.  It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct.  Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

If we are unable to attract and retain key personnel and advisors, it may adversely affect our ability to obtain financing, pursue collaborations or develop or market our product candidates.

To pursue our business strategy, we will need to attract and retain qualified scientific personnel and managers, including personnel with expertise in clinical trials, government regulation, manufacturing, marketing and other areas. Competition for qualified personnel is intense among companies, academic institutions and other organizations. We presently have no cash to pay to any of our employees which will make it very difficult to attract and retain qualified personnel and advisors. If we are unable to attract and retain key personnel and advisors, it may negatively affect our ability to successfully develop, test, commercialize and market our products and product candidates.

We face intense and increasing competition and many of our competitors have significantly greater resources and experience.

Many other companies, as well as academic and governmental institutions, are pursuing other forms of treatment, prevention and detection of the diseases that we target. For example, several competitors are working on developing and testing HPV vaccines for the prevention or treatment of cervical and other cancers. Two HPV-preventative vaccines developed by our competitors have been approved for human use. Our competitors and potential competitors include large pharmaceutical companies. These companies have significantly greater financial and other resources and greater expertise than us in research and development, securing government contracts and grants to support research and development efforts, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing. This may make it easier for them to respond more quickly than us to new or changing opportunities, technologies or market needs. Many of these competitors operate large, well-funded research and development programs and have significant products approved or in development. Small companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies, government grants or through acquisition or development of intellectual property rights. Our potential competitors also include academic institutions, governmental agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. Research and development by others may render our technologies or products obsolete or noncompetitive.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

At this time, the Company maintains its designated office at 1840 Gateway Drive, Suite 200, Foster City, CA 94404. The Company’s telephone number is 650-378-1232.

ITEM 3.  LEGAL PROCEEDINGS

While we are not currently a party to any material pending legal proceedings, from time to time we may be named as a party to lawsuits in the normal course of our business.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock or any other class of our equity securities.

As of June 29, 2011, there were two (2) holders of record of our common stock and a total of 25,350,000 shares of common stock outstanding. All common stock currently outstanding was issued by the Company under applicable exemptions from registration under the Securities Act. None of our stock is registered under the Exchange Act, and no stock may be sold or offered unless registered with the SEC or sold under an applicable exemption from registration. There were no holders in “street name.”

To date, Virolab has not paid any dividends. Virolab does not intend to pay dividends in the foreseeable future, as the Company plans to retain its funds for operating purposes.

The following table provides certain information with respect to our equity compensation plans in effect as of March 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,962,500	$–	5,962,500
Equity compensation plans not approved by security holders	–	–	–
Total	5,962,500	$–	5,962,500

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion includes forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made which are not purely historical are forward-looking, and are based upon current expectations that involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated or implied in these forward-looking statements as a result of a number of factors, including those set forth In Item 1A -“Risk Factors” of this Annual Report on Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Plan of Operation

On March 8, 2011, we entered into a Licensing Agreement with Virolab Nevada, LLC pursuant to which we were granted an exclusive, non-transferrable worldwide license for certain intellectual property developed by Licensor, principally comprising the technology, intellectual property, know-how, trade secret information, clinical trial data, and all other commercial rights to an investigational therapeutic vaccine for HPV (human papillomavirus) and HPV-related cancers and a blood test for HPV. Before this transaction we were a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

We believe that the HPV therapeutic vaccine technology that we have in development has the potential to be the first therapeutic to clear pre-cancerous and cancerous lesions of the cervix along with the underlying HPV viral infection. This belief is based on the results of two phase 2 clinical trials and one phase 3 clinical conducted in Mexico in which cancerous and pre-cancerous cervical lesions were eliminated or regressed in 88% to 97% of the patients. In addition, detectable HPV virus was eliminated from approximately 50% of the 1,246 patients treated in the three trials. All studies showed the vaccine candidate to be well tolerated, although headaches and other flu-like symptoms appeared in some of the patients.

In addition to the therapeutic vaccine candidate, Virolab has licensed rights to a specific blood-based diagnostic test for HPV. Currently, diagnosis of an infection with HPV requires a gynecological examination as well as a cervical tissue sample. We believe that a diagnosis from a simple blood draw will be less expensive and more convenient for patients.

The Company is evaluating its options to commercialize its therapeutic vaccine candidate and diagnostic test. These product candidates have not been approved for commercial sale anywhere in the world, and each country has different requirements for approval, so the commercialization process is likely to be lengthy and complex. The Company may employ different strategies in different areas of the world, such as sublicensing development and commercialization rights for some territories while retaining rights for other territories. Based on the historical work of Virolab Mexico in the country of Mexico, the Company believes that the path to obtain government approval may be shorter in the Latin America countries.

The Company will not be able to commercialize either its therapeutic vaccine candidate or its diagnostic test without additional capital. The Company is evaluating various means of raising this capital, including through the sale of equity securities, licensing agreements or other means. If the Company does not raise additional funds of at least $2 million for the advancement of its technology before March 8, 2014 it will lose its rights to the technology (including at least $0.5 million of which must be raised before March 8, 2012, and $1 million of which must be raised before March 8, 2013). The Company plans to seek at least $10 million of capital within the next 12 months, and plans to use these funds to determine the FDA’s requirements for approval of our therapeutic vaccine candidate, begin working on these requirements, file patents on our technology, broaden our pipeline of investigational drugs, vaccines and/or diagnostics, establish a biotechnology laboratory, and continue the process of seeking approval of our therapeutic vaccine candidate and diagnostic test outside of the United States. The Company is not presently able to allocate the specific costs for its plans because it does not yet know the requirements for approval of either its therapeutic vaccine candidate or its diagnostic test. While the Company plans to raise additional capital, and may seek to do so by offering equity securities of the Company, none of the Company’s securities have been registered with the Securities and Exchange Commission, and they may only be sold under registration or an applicable exemption from registration.

If the Company or a sublicense is successful in commercializing its therapeutic vaccine candidate or diagnostic test, the Company will be obligated to pay the Licensor two percent (2%) of any royalties received if the Company grants any third parties royalty-bearing licenses to the Technology. In addition, the Company has agreed to pay Licensor a royalty of one quarter of one percent (0.25%) of all gross revenue resulting from use of the Technology by the Company.

Going Concern

Because we only had $200 in cash at March 31, 2011, which is insufficient to fund any operations, the report of our independent registered public accounting firm on our financial statements for the period ended March 31, 2011 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.  We will need to raise substantial funds in order to develop the HPV products which we have recently licensed from Virolab Nevada, and if we cannot raise additional funds we may need to abandon development of these products and cease operations.

Results of Operations

We were incorporated on May 4, 2010, and have incurred expenses of approximately $64,000 through March 31, 2011. These expenses largely consist of formation expenses and administrative expenses related to the start-up and organization of our business that have been incurred by and funded by the founder of the Company, Accelerated Venture Partners, LLC, or AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents. We have not had any revenue.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase as compared to the period ended March 31, 2011. In addition, we expect to incur research and development expenses as we seek to advance our product candidates.

Liquidity and Capital Resources

As of March 31, 2011, we had a cash balance of only $200. There were no other assets, and accrued expenses were approximately $60,000, all due to AVP, a related party. We had a stockholders’ deficit of approximately $60,000 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Virolab until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Virolab, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

We plan to seek to raise at least $10 million of capital through the sale of equity or other means that could dilute existing shareholders within the next 12 months, and plan to use these funds to determine the FDA’s requirements for approval of our therapeutic vaccine candidate, begin working on these requirements, file patents on our technology, broaden our pipeline of investigational drugs, vaccines and/or diagnostics, establish a biotechnology laboratory, and continue the process of seeking approval of our therapeutic vaccine candidate and diagnostic test outside of the United States. We are not presently able to determine the specific costs for our plans because we do not yet know the requirements for approval of either our therapeutic vaccine candidate or our diagnostic test.

We have a consulting agreement with AVP under which AVP has agreed to provide us with certain advisory services that include reviewing our business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding our operations and business strategy. Under the consulting agreement, cash compensation of $400,000 is due to AVP upon our securing $5 million in available cash from funding, and an additional $400,000 is due upon our securing $10 million in available cash from funding (inclusive of the first $5 million). The cash compensation is to be paid to AVP at the rate of $66,667 per month. The total cash compensation to be received by AVP under the consulting agreement is not to exceed $800,000 unless we receive an amount of funding in excess of $10 million. If we receive equity or debt financing that is an amount less than $5 million, in between $5 million and $10 million, or greater than $10 million, the cash compensation earned by the AVP under its consulting services agreement will be prorated. We have the option to make a lump sum payment to AVP in lieu of the monthly cash payments.

If we do not raise additional funds of at least $2 million for the advancement of our technology before March 8, 2014, we will lose our rights to the HPV technology that we recently licensed; at least $0.5 million of these additional funds must be raised before March 8, 2012, and at least $1 million must be raised before March 8, 2013.

We plan to measure our future liquidity primarily by the cash and working capital available to fund our operations, if we are ever able to raise capital. To date we have not raised any capital and, accordingly, do not have any capital available to fund our operations, as stated above. We will not be able to commercialize either our therapeutic vaccine candidate or our diagnostic test without additional capital. We are evaluating various means of raising our initial capital, including through the sale of equity securities, licensing agreements or other means. We expect to incur losses for at least several years into the future as we develop our investigational therapeutic vaccine and diagnostic test, and we are unable to estimate when, if ever, we will receive revenue or have a positive cash flow.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are more fully disclosed in Note 1 to our financial statements. However, some of our accounting policies may be more particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. To date, due to our limited operations, we do not believe any specific accounting policies have required significant judgment or use of estimates, other than our assumption that we will continue as a going concern, as described above. If we succeed in securing additional financing and commencing research and development activities, we expect the preparation of our financial statements will require a greater number of estimates and more significant judgment. We currently believe the following critical accounting policies will require significant judgments and estimates in the preparation of our future financial statements.

Stock-Based Compensation

We plan to account for stock awards granted to recipients using an estimate of the fair value of the stock award on the date that the award is granted. This estimated fair value will be recognized as an expense in the statement of operations on a straight-line basis over the vesting period of the underlying stock option, generally four years for employees. There is a high degree of subjectivity involved in estimating the input values needed to estimate the fair value of stock options and other awards. For Virolab in particular, our stock has never traded and therefore it will be difficult to determine the underlying fair value of our common stock on each date a stock award is made. Changes in any of the assumptions required to estimate the fair value, particularly the estimated value of the underlying stock and the estimated volatility, as well as the estimated term of the options, can materially affect the resulting estimates of the fair values of the awards that are granted. Also, the expenses recorded for stock-based compensation in our financial statements may differ significantly from the actual value realized by the recipients of the stock options, and these expenses are not adjusted to the actual amounts, if any, realized by the stock option recipients. Users of the financial statements should also understand that the expenses we recognize for stock-based compensation do not result in payments of cash by us.

Research and development expenses

We plan to expense our research and development costs as incurred. If we succeed in securing additional funding, research and development expenses are expected to include clinical trial costs, development and manufacturing costs for investigational drugs, payments to clinical and contract research organizations, compensation expenses for drug development personnel, consulting and advisor costs, preclinical studies and other costs related to development of our product candidates. Research and development expenses are expected to include expenses that are incurred over multiple reporting periods, such as fees for contractors and consultants, patient treatment costs related to clinical trials and investigational drug manufacturing costs. It may be difficult to determine the accounting period in which certain research and development costs are incurred, particularly when outside contractors are involved and there are differences between clinical trial assumptions and actual experience (such as rate of patient enrollment, levels and timing of services provided, review and correction of data inconsistencies, etc.). We plan to assess the level and related costs of the services provided during each reporting period, including the percentage of work completed through each reporting period, to determine the portion to expense in each period. The assessment of the percentage of work completed that determines the amount of research and development expense that should be recognized in a given period sometimes requires significant judgment. We plan to apply our judgment and base our estimates on our historical experience at other companies and on the best information available at the time of reporting.

Revenue recognition

While we do not expect to have any products ready for commercial sale for several years, if at all, we may enter into contractual arrangements with other entities that provides us with revenue before our product candidates are approved. Under such contractual arrangements, if we succeed in entering into any, we plan to recognize revenues when our performance requirements have been fulfilled, the amount of revenue is fixed and determinable, and collection is reasonably assured.

Revenue from license fees with non-cancelable, non-refundable terms and no future performance obligations would be recognized when collection is assured. Milestone payments would be recognized when we fulfill the development milestone requirements and collection is assured. We expect that future royalty revenue, if any, would be recorded when payments are received, since we do not expect that we will be able to reasonably estimate the sales upon which the royalties are based.

If we enter into revenue arrangements with multiple components, we expect to divide the components into separate units of accounting. Consideration received would be allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria identified and applied to each of the units.

Recent Accounting Pronouncements

We recently commenced our operations and do not believe that there are any recently issued accounting pronouncements that we have not adopted which are likely to have a material impact on our financial position, results of operations or other disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

- INDEX TO FINANCIAL STATEMENTS -

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Virolab, Inc.

I have audited the accompanying balance sheet of Virolab, Inc. as of March 31, 2011 and the related statements of operations, stockholders’ deficit and cash flows for the period from inception (May 4, 2010) through March 31, 2011. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. I was not engaged to perform an audit of the Company’s internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virolab, Inc. at March 31, 2011, and the results of its operations and its cash flows for the period from inception (May 4, 2010) through March 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception and has limited cash. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

/s/ Peter Messineo
Peter Messineo, CPA
Palm Harbor, Florida
June 23, 2011

VIROLAB, INC.
(A Development Stage Company)
BALANCE SHEET

March 31,
2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$200

TOTAL ASSETS	$200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued expenses due to founder	$60,115

TOTAL LIABILITIES	60,115

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,350,000 shares issued and outstanding	2,535
Additional paid-in capital	1,850
Deficit accumulated during the development stage	(64,300)

TOTAL STOCKHOLDERS’ DEFICIT	(59,915)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$200

See notes to financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

For the Period From Inception (May 4, 2010) through March 31, 2011

Revenues	$-

Operating expenses
General and administrative	64,300

Operating loss	64,300

Net loss	$(64,300)

Basic and diluted net loss per share	$(0.01)

Weighted average number of common shares outstanding, used in basic and diluted net loss per share calculation	7,022,741

See notes to financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount

Balance prior to inception	—	$—	$—	$—	$—	$—
Issuance of common stock to founder for cash	5,000,000	500	1,500	—	—	2,000
Tender of shares by founder	(3,500,000)	(350)	350	—	—	—
Issuance of common stock under stock option granted to founder for consulting services	1,500,000	150	—	—	—	150
Issuance of common stock under subscription agreement with Virolab S de RL de CV	22,350,000	2,235	—	—	—	2,235
Net loss / comprehensive loss	—	—	—	(64,300)	—	(64,300)

Balances at March 31, 2011	25,350,000	$2,535	$1,850	$(64,300)	$—	$(59,915)

See notes to financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

For the Period from Inception (May 4, 2010) through March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,300)
Increase in accrued expenses due to founder	60,115
Net cash used in operating activities	(4,185)

CASH FLOWS FROM FINANCING ACTIVITIES —
Proceeds from the issuance of common stock	4,385

NET INCREASE IN CASH AND CASH EQUIVALENTS	200

Cash and cash equivalents at beginning of period	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$200

See notes to financial statements.

VIROLAB, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Virolab, Inc. (“the Company”) was incorporated in the state of Delaware on May 4, 2010 under the name Accelerated Acquisitions X, Inc. The Company was formed as a “shell company” with no operations while it sought new business opportunities. On March 8, 2011, the Company entered into a licensing agreement pursuant to which the Company received an exclusive, non-transferrable worldwide license to specified technology, patents, intellectual property, know-how, trade secret information, clinical trial protocols and data, as well as commercial rights to:

•	an investigational therapeutic vaccine for the human papillomavirus (“HPV”) and HPV-related cancers and
•	a diagnostic blood test for HPV.

As a result of entering into the licensing agreement and undertaking efforts into the research and development its product candidates, the Company ceased to be a shell company. The Company changed its name to Virolab, Inc. on April 5, 2011. The Company operates in one reportable business segment, the development and commercialization of products to improve human healthcare.

The Company is currently in the development stage. All activities of the Company to date relate to its organization and acquiring rights to its product candidates. None of the Company’s product candidates have been approved for sale in any countries.

 Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $64,300, accrued expenses to its founder of $60,115 and cash of only $200 as of March 31, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from these estimates.

Cash Equivalents and Investments

The Company considers all securities which are highly liquid and purchased with original maturities of 90 days or less to be cash equivalents. Securities which the Company does not intend to hold to maturity generally will be classified as available-for-sale securities, and carried at estimated fair value based on available market information, with unrealized gains and losses to be reported as a component of accumulated other comprehensive income in stockholders’ equity. A decline in the market value of a security below its cost that is deemed to be other-than-temporary will be charged to earnings. Realized gains and losses, amortization of premiums, accretion of discounts and earned interest will be included in interest income. The cost of securities when sold will be based upon specific identification.

Fair Value of Financial Instruments

The fair value of financial instruments, including cash, cash equivalents and accrued liabilities, is representative of their respective fair values due to their short maturities.

VIROLAB, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

 Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment will be stated at cost, less accumulated depreciation and amortization. Depreciation and amortization will be calculated on a straight-line basis over the estimated useful lives of the respective assets.

Impairment of Long-Lived Assets

The Company will review long-lived assets for impairment whenever events or changes in business circumstances would indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when future estimated cash flows expected to result from the use of the asset, and its eventual disposition, are less than the carrying amount of the asset. The impairment loss would be based on the excess of the carrying value over its respective fair value. Through March 31, 2011, the Company had not acquired any long-lived assets and had not recorded any impairment losses.

Research and Development Expenses

If the Company is successful in raising additional capital, the Company expects to incur research and development costs which will be expensed as incurred. Research and development costs may include clinical trial costs, development and manufacturing costs for investigational vaccines and diagnostic tests, payments to clinical and contract research organizations, compensation expenses for drug development personnel, consulting and advisor costs, preclinical studies and other costs related to development of its product candidates. Research and development expenses may also include certain expenses that are incurred over multiple reporting periods, such as fees for contractors and consultants, patient treatment costs related to clinical trials and investigational drug manufacturing costs. Management plans to assess the level and related costs of the services provided during each reporting period, including the percentage of work completed through each reporting period, to determine the portion to expense in each period. Management expects the assessment of the percentage of work completed in any given period to often require significant judgment and plans to base its estimates on the information available at the time of reporting.

Stock-Based Compensation

Stock options and other stock-based awards granted to employees, directors and/or consultants will be accounted for using an estimate of the fair value of the stock award on the date it is granted. The estimated fair value of the award on the grant date will be recognized into the consolidated statement of operations on a straight-line basis over the vesting period of the underlying stock award.

Comprehensive loss

Components of other comprehensive loss (which are not included in net loss) are included as part of total comprehensive loss. For the period presented, comprehensive loss is the same as net loss and has been included in the statement of stockholders’ deficit.

Operating Leases

The Company plans to recognize rental expense on a straight-line basis over the term of each operating lease.

Revenue Recognition

The Company plans to recognize revenues, if any are earned, when the Company’s performance requirements have been fulfilled, the amount is fixed and determinable, and collection is reasonably assured. Revenue from license fees with non-cancelable, non-refundable terms and no future performance obligations would be recognized when collection is assured. Milestone payments would be recognized when the Company or a third-party fulfills the development milestone requirements and collection is assured. The Company expects that future royalty revenue, if any, would be recorded when payments are received, since the Company does not expect that it will be able to reasonably estimate the sales upon which the royalties are based.

VIROLAB, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

If the Company enters into revenue arrangements with multiple components, the Company expects to divide the components into separate units of accounting if specified criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective reliable evidence of the fair value of the undelivered items. Consideration received would be allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria identified and applied to each of the units.

Net Loss per Share

Net loss per share is calculated using the weighted-average number of shares of common stock outstanding during the period. Because the Company has not reported net income, the net loss position of the Company results in basic and diluted net loss per share being the same; conversely, if the company had reported net income, the impact of potentially dilutive securities would have reduced the net income per share.

Income Taxes

The Company uses the liability method of accounting for income taxes, and determines deferred tax assets and liabilities based on differences between the financial and tax reporting basis of assets and liabilities. The Company measures these assets and liabilities using enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse. Because the realization of any deferred tax assets will be dependent upon future earnings, and the Company’s future earnings are uncertain, the Company expects that its net deferred tax assets will be fully offset by a valuation allowance. The Company plans to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements which have not yet been adopted that the Company believes are likely to have a material impact on its financial position or results of operations.

Note 2. Stock and Stock Transactions

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. The Company’s Board of Directors has the ability to determine the rights and preferences of any series of preferred stock issued. There are no shares of preferred stock currently issued or outstanding.

Common Stock

The Company has authorized 100,000,000 shares of common stock, with a par value of $0.0001 per share.

At inception (May 4, 2010), the Company issued 5,000,000 shares of common stock to Accelerated Venture Partners, LLC (“AVP”) for $2,000.

On February 27, 2011, AVP tendered 3,500,000 shares to the Company for cancellation. Also on February 27, the Company granted AVP an option to purchase 1,500,000 shares of common stock at par value in exchange for certain consulting services, and AVP immediately exercised this option. The Company has the option to repurchase the shares exercised under the option at par value if the below milestones are not met within a specified time:
•	Milestone 1 – Company’s right of repurchase will lapse with respect to 60% of the shares upon securing $5 million in available cash from funding;
•	Milestone 2 – Company’s right of repurchase will lapse with respect to 40% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 1).

VIROLAB, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 2. Stock and Stock Transactions (Continued)

On February 27, 2011, the Company issued 22,350,000 shares of common stock to Virolab S de RL de CV (“Virolab Mexico”) at par value.

As of March 31, 2011, there were 25,350,000 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan. There were 68,687,500 shares of common stock available for future issuance.

Note 3. Stock-Based Compensation

The Company has adopted a stock-based compensation plan for its employees, directors and consultants, which provides for the grant of stock awards to defined service providers of the Company. As of March 31, 2011, the Company had not issued any equity awards under the plan and, accordingly, no compensation expense has been recognized.

Note 4. Income Taxes

There is no provision for income taxes for the period ended March 31, 2011 because the Company has incurred net operating losses since inception. The ultimate realization of any deferred tax assets is dependent upon the generation of future taxable income. In assessing its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the Company’s limited operations, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against its deferred tax assets. Deferred tax assets, before consideration of the valuation allowance, consist solely of $25,000 in net operating loss carryforwards ($20,000 federal and $5,000 state).

The Company’s federal net operating loss carryfowards of $58,000 and state net operating loss carryforwards of $64,000 will expire in the Company’s fiscal year ending March 31, 2031. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company believes such an ownership change occurred with the sale of common stock to Virolab Mexico on February 27, 2011, although the effect on the Company’s income taxes is expected to be immaterial due to the minimal net loss incurred through that date. Future ownership changes may result in additional annual limitations of NOL carryforwards and R&D credit carryforwards, if any are generated before the ownership change.

As of March 31, 2011, there were no unrecognized tax benefits. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the one period presented, and there is no tax examination currently in progress.

Note 5. License Agreement

On March 8, 2011, the Company entered into a licensing agreement pursuant to which the Company received an exclusive, non-transferrable worldwide license to specified technology, patents, intellectual property, know-how, trade secret information, clinical trial protocols and data, as well as commercial rights to:

•	an investigational therapeutic vaccine for the human papillomavirus (“HPV”) and HPV-related cancers and
•	a diagnostic blood test for HPV.

The license agreement covers a term of thirty (30) years, provided that the Company is not in breach or default of any of the terms or conditions contained in the agreement.  The continuation of the license is conditioned on the Company generating net revenues in the normal course of operations or the funding by the Company of specified amounts for qualifying research, development and commercialization expenses related to the licensed technology, as described in Note 7. The Company is required to fund certain specified expenses related to the commercialization of the licensed technology.  There are additional customary commercialization requirements covered in the licensing agreement.

VIROLAB, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 6. Related Party Transactions

The Managing Partner of AVP is Timothy Neher, a director of the Company and the only officer of the Company prior to February 27, 2011. From inception through March 31, 2011, the Company paid $4,185 cash to AVP and accrued $60,115 for expenses due to AVP. See Note 2 for a description of the stock transactions involving AVP. See Note 7 for a description of commitments to AVP.

The President and majority stockholder of Virolab Mexico is Ricardo Rosales, a director of the Company and also an officer from February 27, 2011 through April 15, 2011. Dr. Rosales was the principal inventor of the technology licensed by the Company on February 27, 2011. Dr. Rosales is the only stockholder of Virolab Nevada LLC, the licensor of the technology, which acquired all rights to the technology directly from Virolab Mexico. See Note 2 for a description of the stock transaction involving Virolab Mexico. See Note 5 for a description of the license agreement with Virolab Nevada. Also see Note 7 for a description of commitments to Virolab Nevada under the license agreement.

Note 7. Commitments and Contingencies

Under the terms of the license agreement under which the Company acquired the rights to its product candidates, in order to retain its rights to the licensed technology the Company must receive revenues or fund a minimum of $2 million in qualified research, development and commercialization expenses before March 8, 2014 (at least $0.5 million of which must be before March 8, 2012 and at least $1million before March 8, 2013). If the Company or a sublicense is successful in commercializing the therapeutic vaccine candidate or diagnostic test, the Company will be obligated to pay the licensor two percent (2%) of any royalties received if the Company grants any third parties royalty-bearing licenses to the licensed technology. In addition, the Company has agreed to pay the licensor a royalty of one quarter of one percent (0.25%) of all gross revenue resulting from use of the technology licensed by the Company.

On February 27, 2011, the Company entered into a Consulting Services Agreement with AVP.  The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy. Cash compensation of $400,000 is due upon the Company securing $5 million in available cash from funding, and an additional $400,000 is due upon the Company securing $10 million in available cash from funding (inclusive of the first $5 million). The cash compensation is to be paid to AVP at the rate of $66,667 per month. The total cash compensation to be received by AVP is not to exceed $800,000 unless the Company receives an amount of funding in excess of $10 million. If the Company receives equity or debt financing that is an amount less than $5 million, in between $5 million and $10 million, or greater than $10 million, the cash compensation earned by the AVP under its consulting services agreement will be prorated. The Company has the option to make a lump sum payment to AVP in lieu of the monthly cash payments.

As permitted under Delaware law and in accordance with its Bylaws, Virolab indemnifies its officers and directors for certain expenses incurred from legal or other proceedings that arise as a result of the director or officer’s service to the Company. There is no limitation on the term of the indemnification and the maximum amount of potential future indemnification is unlimited. The Company currently does not have a directors and officers insurance policy that could limit its exposure and enable it to recover a portion of any future amounts paid. The Company believes the fair value of these officer and director indemnification agreements is minimal, and, accordingly, has not recorded any liabilities for these agreements as of March 31, 2011.

From time to time, Virolab may be involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that it believes are likely to have a material adverse effect on its financial position or results of operations.

VIROLAB, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 8. Subsequent Events

On April 15, 2011, the Company hired James A.D. Smith as Chief Executive Officer, at an annual salary of $275,000, which commences upon the completion of $5,000,000 funding.  The employment period is for four years, and is automatically renewable for successive one year periods thereafter, unless terminated.  Additional cash compensation is earnable upon meeting certain operating targets. Mr. Smith is also entitled to receive 1,250,000 stock options with an exercise price of $0.10 per share, vesting over four years.

On May 23, 2011, the Company hired Matthew M. Loar as Chief Financial Officer, at an annual salary of $225,000, which commences upon the completion of $5,000,000 funding.  The employment period is for four years, and is automatically renewable for successive one year periods thereafter, unless terminated.  Additional cash compensation is earnable upon meeting certain operating targets. Mr. Loar is also entitled to receive 900,000 stock options with an exercise price of $0.10 per share, vesting over four years.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Controls — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and the related guidance provided in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies also issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm due to our reporting status as a smaller public company.

ITEM 9B.  OTHER INFORMATION

In our fiscal fourth quarter which ended March 31, 2011, we had no events that were required to be reported on Form 8-K that were not filed to date.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the members of our Board of Directors as of June 29, 2011, the year each director was first elected a director, the age of each director and the positions with the Company currently held by each director.

Director’s Name	Age	Position(s) with the Company	Year First Became a Director

Timothy Neher	45	Director	2010

Ricardo Rosales	50	Director	2011

Timothy Neher was the President, Secretary, Treasurer and sole director of the Company from its founding in May 2010 through February 27, 2011, when Mr. Neher resigned his positions as an officer of the company but not his position as a member of the board of directors. Mr. Neher is the founding partner of Accelerated Venture Partners, LLC, a private venture capital firm based in Foster City, California, and has over 15 years of experience in connection with the provision of debt and equity financing, mergers and public offering transactions. Timothy is the acting Chief Financial Officer, Treasurer and a Director of Mikojo, Inc. a public reporting company since 2009. Mr. Neher is also Director of Pinpointed Solutions Inc. a private company since 2008, Director of Ipaypod Inc., a private company since 2007 and Director of Internet Card Present, Inc., a private company since 2007. He is also the President, Secretary and sole director of following public reporting companies: Accelerated Acquisitions IV, Inc., Accelerated Acquisitions XI, Inc., Accelerated Acquisitions XII, Inc., Accelerated Acquisitions XIII, Inc. and Accelerated Acquisitions XIV, Inc.  Prior to founding Accelerated Venture Partners, Internet Card Present Industries, Pinpointed Solutions and Ipaypod, Timothy was Chairman and Chief Executive Officer of Wherify Wireless, a private to public company from 1999 to 2007.  Other past experience includes roles as VP of Marketing & Sales for CTH Consumer Plastics and VP of Operations for Windy City Product Development.

Ricardo Rosales was Chief Executive Officer, President, Secretary and Treasurer of the Company from February 27, 2011 through April 15, 2011.  Dr. Rosales was also appointed to the board of directors on February 27, 2011, a position which he still holds. Dr. Rosales has over 15 years experience in vaccine research and is the founder and President of Virolab S de RL de CV, where he developed the investigational therapeutic vaccine and diagnostic test recently licensed to the Company. Dr. Rosales has a Ph.D. in Molecular Biology from the Luis Pasteur University in France, and did two years post-doctoral research at the National Institutes of Health in Bethesda, MD. He then spent numerous years at the Biomedical Research Institute of UNAM (National Autonomous University of Mexico).

Board Committees

Due to the small size of our current Board of Directors, the Board has not established any committees and the full Board fulfills the responsibilities traditionally delegated to an audit committee, compensation committee, nominating committee and/or corporate governance committee. As the Board size grows and the Company increases its level of operations, the Board will consider delegating various responsibilities to committees.

EXECUTIVE OFFICERS

The following table sets forth our executive officers as of June 29, 2011, the year each was first appointed as an officer, the age of each officer and the positions with the Company currently held by each officer.

Director’s Name	Age	Position(s) with the Company	Year First Became an Officer

James A.D. Smith	52	Chief Executive Officer	2011

Matthew M. Loar	48	Chief Financial Officer	2011

James A. D. Smith joined Virolab as Chief Executive Officer in April 2011. Before joining the Company, Mr. Smith was Chief Executive Officer of Carlsbad Pharmaceuticals from April 2009 through March 2011. Prior to Carlsbad, Mr. Smith was President and Chief Executive Officer at Genelabs Technologies, a company where he served in a variety of executive capacities over approximately 14 years, including five years as Chief Executive Officer. Genelabs was a Nasdaq-listed biopharmaceutical company focused on discovery and development of novel treatments for chronic hepatitis C virus infection; a product candidate for treatment of systemic lupus and an investigational vaccine for prevention of disease caused by infection with hepatitis E virus.  The company was acquired by GlaxoSmithKline in 2008. Previously he had been with ICN Pharmaceuticals (now Valeant Pharmaceuticals International) and Viratek. Jim has almost 30 years of experience with vaccines and anti-viral products. He holds a B.A. in Biology from UC San Diego.

Matthew M. Loar joined Virolab as Chief Financial Officer in May 2011. Before joining the Company, Mr. Loar was Chief Financial Officer of Neurobiological Technologies, Inc., a Nasdaq-listed biopharmaceutical company, from April 2008 through September 2010. From 2006 through 2008 he was Chief Financial Officer of Osteologix, Inc. and from 2001 through 2006 Mr. Loar was Chief Financial Officer of Genelabs Technologies, Inc., a company which he joined in 1995. Earlier in his career, Mr. Loar held finance positions with an international manufacturing company and was an audit manager with an international public accounting firm. Mr. Loar is currently on the board of Neurobiological Technologies, Inc. and is a certified public accountant in California (inactive). Mr. Loar holds a B.A. degree from the University of California, Berkeley.

There are no family relationships between our officers and directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all reports filed under Section 16(a). To the Company’s knowledge, based on information provided to the Company, all executive officers, directors and greater than 10% stockholders were in compliance with all applicable Section 16(a) filing requirements in fiscal 2011.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in 2011 for our principal executive officers, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at March 31, 2011:

None

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each executive officer and director as of March 31, 2011:

None

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf and comparable director pay at other companies. To date, none of our directors have received any compensation for their services.

Pension Benefits

We do not have a defined benefit plan. None of our executive officers or directors participated in, or otherwise received any benefits under, any pension or retirement plan sponsored by us during fiscal 2011.

Nonqualified Deferred Compensation

During fiscal 2011, none of our executive officers or directors contributed to, or earned any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Compensation Decisions Made After End of Fiscal Year

Our Chief Executive and Financial Officers were both hired after the end of our fiscal year, under the following general terms:

•
On April 15, 2011, the Company hired James A.D. Smith as Chief Executive Officer, at an annual salary of $275,000, which commences upon the completion of $5,000,000 funding.  The employment period is for four years, and is automatically renewable for successive one year periods thereafter, unless terminated.  Additional cash compensation, at a rate of up to 100% of base salary, is earnable upon meeting certain operating targets, which have not yet been specified. Mr. Smith is also entitled to receive 1,250,000 stock options with an exercise price of $0.10 per share, vesting over four years.

•
On May 23, 2011, the Company hired Matthew M. Loar as Chief Financial Officer, at an annual salary of $225,000, which commences upon the completion of $5,000,000 funding.  The employment period is for four years, and is automatically renewable for successive one year periods thereafter, unless terminated.  Additional cash compensation, at a rate of up to 75% of base salary, is earnable upon meeting certain operating targets, which have not yet been specified. Mr. Loar is also entitled to receive 900,000 stock options with an exercise price of $0.10 per share, vesting over four years.

The compensation of each of our Chief Executive Officer and Chief Financial Officer was determined through negotiations with the respective officers. In determining the compensation, the Company sought to:

•	Align the interest of the officer with those of our stockholders, and therefore have a significant portion of compensation tied to the value of our common stock.
•
Achieve overall level of compensation competitive to other biotechnology companies in the bay area (while proxy statements and other information was reviewed to determine compensation, a formal study was not conducted).

•	Avoid cash payments until the company has ability to pay cash compensation.
•	Tie a significant portion of each officers pay to achievement of objectives.

In determining the above compensation, we also considered the seniority level of the officers and the officer’s expected contribution to the Company. In addition, we considered the anticipated difficulty of replacing each officer with someone of comparable experience and skill, particularly with our currently low cash position. We plan to review the performance of each of our officers at least annually, and may make adjustments to the compensation accordingly. Our current processes are not formalized, but we plan to adopt more formal policies if we succeed in raising additional capital as we seek to build our planned business.

Potential Payments upon Termination or Change in Control

As of March 31, 2011, none of our executive officers or directors are eligible for any payments upon a change in control of the Company.

Under their employment agreements entered into in April 2011 and May 2011, respectively, each of Mr. Smith and Mr. Loar is entitled to one year’s salary if their employment is terminated following a change in control transaction. For Mr. Smith, the amount to be paid would be $275,000, for Mr. Loar the amount to be paid would be $225,000. Beginning in fiscal 2012, additional amounts of 50% of the previous year’s bonus payments would also be due, but as no bonus payments have been made to date these payments currently aggregate zero.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of June 29, 2011 based on information available to us and filings with the SEC by:

•	each of our directors;

•	each of our executive officers;

•	all of our current directors and executive officers as a group; and

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of common stock, except for those jointly owned with that person’s spouse. Percentage of beneficial ownership of common stock is based on 25,350,000 shares of common stock outstanding as of June 29, 2011. Unless otherwise noted below, the address of each person listed on the table is c/o Virolab, Inc., 1840 Gateway Drive, Suite 200, Foster City, CA.

			Total Beneficial Ownership
Name and Address	Shares of Common Stock Owned	Shares with Right to Acquire within 60 days		Percentage of Common Stock

Virolab S de RL de CV (1) 671 Montevideo Ave./ Lindavista Mexico City, Mexico 07300	22,350,000	—	22,350,000	88.2%

Ricardo Rosales (2)	22,350,000	—	22,350,000	88.2%

Accelerated Venture Partners, LLC (3)	3,000,000	—	3,000,000	11.8%

Timothy Neher (4)	3,000,000	—	3,000,000	11.8%

James A. D. Smith (5)	—	104,167	104,167	*

Matthew M. Loar (6)	—	56,250	56,250	*

All current executive officers and directors as a group (4 persons)	25,350,000	160,417	25,510,417	100%
_____________________

*	Less than one percent.

(1) Ricardo Rosales is majority shareholder and President of Virolab S de RL de CV and holds voting and dispositive power for these shares.  Ricardo Rosales is a director of the Company.
(2) Shares are owned directly by Virolab S de RL de CV. Ricardo Rosales, a director of the Company, is President of Virolab S de RL de CV and holds voting and dispositive power for these shares.
(3) Timothy Neher is Managing Partner of Accelerated Venture Partners, LLC and holds voting and dispositive power for these shares. Timothy Neher is a director of the Company.
(4) Shares are owned directly by Accelerated Venture Partners, LLC. Timothy Neher, a director of the Company, is Managing Partner of Accelerated Venture Partners and holds voting and dispositive power for these shares.
(5) James A.D. Smith was appointed Chief Executive Officer on April 15, 2011. Pursuant to his employment agreement, shares represent shares to be granted under stock options which will vest prior to August 29, 2011.
(6) Matthew M. Loar was appointed Chief Financial Officer on May 23, 2011. Pursuant to his employment agreement, shares represent shares to be granted under stock options which will vest prior to August 29, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

As of March 31, 2011, the Board consisted of Ricardo Rosales and Timothy Neher. The Board has determined that neither of the two directors are independent directors as defined by the rules of The Nasdaq Stock Market.

Related Party Transaction Review and Approval

We have entered into indemnification agreements with each of our directors for the indemnification of them to the fullest extent permitted by law. The indemnification agreements also allow advancement of expenses to the directors.

Our Board of Directors has not adopted formal policies and procedures for the review and approval of related party transactions. Our Board of Directors has reviewed and approved the material terms of our related party transactions.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On June 6, 2011 we selected Peter Messineo, CPA as our independent registered public accounting firm for the fiscal year ended March 31, 2011. Fees billed or to be billed to the Company by Peter Messineo, CPA for professional services include $600 for an audit of the Company’s financial statements for the period ended March 31, 2011.

On June 6, 2011 we terminated Paritz and Company P.A. as independent registered public accounting firm. Fees billed by Paritz for professional services during fiscal 2011 aggregated $1,600, and included an audit of our financial statements as of June 30, 2010 and quarterly reviews for the periods ending September 30, 2010 and December 31, 2010.

There were no other audit fees, audit-related fees, tax fees or other fees billed by either of our independent registered public accounting firms during the fiscal year ended March 31, 2011. All audit fees have been pre-approved by the Board of Directors.

PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Financial statements as of March 31, 2011 and for the period then ended are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.
		Incorporated by Reference			Filed Herewith
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing
3.1	Certificate of Incorporation	10	3.1	7/30/2010
3.2	Certificate of Amendment of Certificate of Incorporation	8-K	3.1	4/18/2011
3.3	Bylaws of the Company	10	3.2	7/30/2011
10.1	Subscription Agreement for sale of common stock to Virolab S de RL de CV, dated as of February 27, 2011	8-K	10.1	3/2/2011
10.2	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of February 27, 2011	8-K	10.4	3/2/2011
10.3	Licensing Agreement by and among the Company and Virolab Nevada, LLC, dated as of March 8, 2011	8-K	10.1	3/18/2011
10.4	Employment Agreement between the Company and James A.D. Smith, dated as of April 15, 2011 *	8-K	10.1	4/18/2011
10.5	Employment Agreement between the Company and Matthew M. Loar, dated as of May 23, 2011 *	8-K	10.1	5/26/2011
10.6	2011 Employee, Director and Consultant Stock Plan *				x
24.1	Powers of Attorney. (Contained on Signature Page)				x
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

*	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virolab, Inc.

	By:	/ S / James A.D. Smith
Dated: June 29, 2011		James A.D. Smith Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of James A.D. Smith and Matthew M. Loar as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / James A.D. Smith James A.D. Smith	Chief Executive Officer (Principal Executive Officer)	June 29, 2011

/ S / Matthew M. Loar Matthew M. Loar	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2011

/ S / Timothy Neher Timothy Neher	Director	June 29, 2011

/ S / Ricardo Rosales Ricardo Rosales	Director	June 29, 2011