Form 10-Q
period 2011-06-30
Virolab, Inc.
filed 2011-08-15
CIK 1497916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission file number 000-54059

VIROLAB, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2787170
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1840 Gateway Drive, Suite 200, Foster City, California 94404
(Address of principal executive offices)

(650) 283-2653
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:   Common Stock, $0.0001 par value: 25,350,000 shares outstanding as of August 12, 2011.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VIROLAB, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$200	$200

	$200	$200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due to founder	$68,515	$60,115

Total liabilities	68,515	60,115

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 25,350,000 shares issued and outstanding	2,535	2,535
Additional paid-in capital	350,850	1,850
Deficit accumulated during the development stage	(421,700)	(64,300)

Total stockholders’ deficit	(68,315)	(59,915)

	$200	$200

See accompanying notes.

VIROLAB, INC.

(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2011	Inception (May 4, 2010) through June 30, 2010	Inception (May 4, 2010) through June 30, 2011 (Cumulative)
	(Unaudited)	(Note 1)	(Unaudited)

Revenues	$—	$—	$—

Operating expenses
General and administrative	357,400	1,800	421,700

Operating loss	(357,400)	(1,800)	(421,700)

Net loss	$(357,400)	$(1,800)	$(421,700)

Basic and diluted net loss per share	$(0.01)	$(0.00)

Shares used in basic and diluted net loss per share calculation	25,350,000	5,000,000

See accompanying notes.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount
Balance prior to inception	—	$—	$—	$—	$—	$—
Issuance of common stock to founder for cash	5,000,000	500	1,500	—	—	2,000
Tender of shares by founder	(3,500,000)	(350)	350	—	—	—
Issuance of common stock under stock option granted to founder for consulting services	1,500,000	150	—	—	—	150
Issuance of common stock under subscription agreement with Virolab S de RL de CV	22,350,000	2,235	—	—	—	2,235
Net loss / comprehensive loss	—	—	—	(64,300)	—	(64,300)
Balances at March 31, 2011	25,350,000	2,535	1,850	(64,300)	—	(59,915)

Net loss / comprehensive loss	—	—	—	(357,400)	—	(357,400)
Stock-based compensation expense included in net loss	—	—	349,000	—	—	349,000
Balances at June 30, 2011	25,350,000	$2,535	$350,850	$(421,700)	$—	$(68,315)

See accompanying notes.

VIROLAB, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

	Three months ended June 30, 2011	Inception (May 4, 2010) through June 30, 2010	Inception (May 4, 2010) through June 30, 2011 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(357,400)	$(1,800)	(421,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	8,400	—	68,515
Stock-based compensation	349,000	—	349,000

Net cash used in operating activities	—	(1,800)	(4,185)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	2,000	4,385

Net increase in cash and cash equivalents	—	200	200

Cash and equivalents at beginning of period	200	—	—
Cash and equivalents at end of period	$200	$200	200

See accompanying notes.

VIROLAB, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)
(Tabular amounts in thousands, except per share amounts, percentages and years)

1. Basis of Presentation and Summary of Significant Accounting Policies

Company Description

Virolab, Inc. (“the Company”) was incorporated in the state of Delaware on May 4, 2010 under the name Accelerated Acquisitions X, Inc. The Company was initially formed as a shell company with no operations while it sought new business opportunities. On March 8, 2011, the Company entered into a licensing agreement pursuant to which the Company received an exclusive, non-transferrable worldwide license to specified technology, patents, intellectual property, know-how, trade secret information, clinical trial protocols and data, as well as commercial rights to:

●	an investigational therapeutic vaccine for the human papillomavirus (“HPV”) and HPV-related cancers and
●	a diagnostic blood test for HPV.

As a result of entering into the licensing agreement and undertaking efforts into the research and development its product candidates, the Company ceased to be a shell company and changed its name to Virolab, Inc. The Company operates in one reportable business segment, the development and commercialization of products to improve human healthcare.

The Company is currently in the development stage. All activities of the Company to date relate to its organization and acquiring rights to its product candidates. None of the Company’s product candidates have been approved for sale in any countries.

Basis of Presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for reporting on complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011. The condensed financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. The operating results for the three-month reporting period ended June 30, 2011 are not necessarily indicative of operating results that may be expected for any other interim periods or for the fiscal year ending March 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the balances and disclosures. Actual results could differ from these estimates.

The balance sheet as of March 31, 2011 and the operating results for the period ended June 30, 2010 have been derived from the audited financial statements at those dates, but the financial statements included herein do not include all disclosures required for complete financial statements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $421,700, accrued expenses to its founder of $68,515 and cash of only $200 as of June 30, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

2. Stock-based Compensation

The Company recognizes stock-based compensation expense in its statement of operations based on estimates of the fair value of employee stock option and stock grant awards as measured on the grant date. For stock options, the Company uses the Black-Scholes option pricing model to determine the value of the awards granted. The Company amortizes the estimated value of the options as of the grant date over the stock options’ vesting period, which is generally four years.

During the three months ended June 30, 2011, the Company entered into employment agreements under which it agreed to grant options to purchase 2,150,000 shares of common stock to its Chief Executive and Chief Financial Officers. Pursuant to the terms of the employment agreements, the options will vest over approximately four years from the date each of the officers commenced employment will have an exercise price of $0.10 per share. The Company granted options to these officers at the $0.10 per share exercise price, in part, because the employment agreements do not provide for the officers to receive any cash compensation until the Company secures at least $5 million in financing.

The Company has estimated the value of common stock into which the options are exercisable at $4 per share for financial reporting purposes. This amount was determined based on the minimum stock price required for listing on any Nasdaq market, and the amount also approximates a $100 million valuation for the entire Company (which is considered “micro-cap” by most equity analysts). The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of common stock. Virolab common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to the founder of the company and the founder of the technology from which the company subsequently licensed rights. No common stock has been sold in any transactions since Virolab emerged from its shell-company status. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered for resale with the Securities and Exchange Commission.

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the three months ended June 30, 2011 was $8,385,000. The Company recognized stock-based compensation expense of $349,000 during the three months ended June 30, 2011, which was all included in general and administrative expenses. As of June 30, 2011, there was $8,036,000 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of approximately 3.8 years.

The Company has reserved a total of 5,962,500 shares of common stock for issuance under its stock award plan, and 3,812,500 of these shares remained available for future issuance as of June 30, 2011

3. Related Party Transactions

During the three months ended June 30, 2011, the Company accrued $8,400 for expenses due to Accelerated Venture Partners, LLC (“AVP”), which is controlled by a director of the Company. As of June 30, 2011, all liabilities owed by the Company are payable to AVP.

4. Net Loss Per Share

The Company calculates basic net loss per share using the weighted average common shares outstanding for the periods presented. While diluted net income per share would generally include the impact of dilutive equity instruments, such as outstanding stock options, due to the Company’s net loss position there is no dilutive effect as a result of any outstanding stock options or other equity instruments.

5. Comprehensive Loss

For all periods presented, the Company’s comprehensive loss is the same as its net loss.

6. Subsequent Events

On July 1, 2011, the Company hired Mohammed A. Salem, Ph.D., as Executive Vice President of Regulatory Affairs and Quality, at an annual salary of $220,000, which commences upon the completion of $5,000,000 funding.  The employment period is for four years, and is automatically renewable for successive one year periods thereafter, unless terminated.  Additional cash compensation is earnable upon meeting certain operating targets. Dr. Salem is also entitled to receive 400,000 stock options with an exercise price of $0.10 per share, vesting over four years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Current Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2011, provides examples of risks, uncertainties and events that may cause our actual results to differ materially from those implied or projected in this Current Report on Form 10-Q. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are a development-stage biopharmaceutical company that recently licensed the exclusive development and commercialization rights to a therapeutic vaccine for treatment of pre-cancerous lesions of the cervix and infections with the human papillomavirus, or HPV, virus. We also have an exclusive license to a blood-based diagnostic test for HPV infections. Before we licensed the rights for these two HPV product candidates we were a “blank check” company and had no operations. Shares of our common stock are not registered for resale, and accordingly there is no public trading market for our common stock. We have a very limited amount of cash and will have to raise significant funds in order to further develop our product candidates.

Plan of Operation

We believe that the HPV therapeutic vaccine which we plan to develop has the potential to be the first therapeutic to clear pre-cancerous and cancerous lesions of the cervix along with the underlying HPV viral infection. This belief is based on the results of two phase 2 clinical trials and one phase 3 clinical conducted in Mexico in which cancerous and pre-cancerous cervical lesions were eliminated or regressed in 88% to 97% of the patients. In addition, detectable HPV virus was eliminated from approximately 50% of the 1,246 patients treated in the three trials. All studies showed the vaccine candidate to be well tolerated, although headaches and other flu-like symptoms appeared in some of the patients.

In addition to the therapeutic vaccine candidate, Virolab has licensed rights to a specific blood-based diagnostic test for HPV. Currently, diagnosis of an infection with HPV requires a gynecological examination as well as a cervical tissue sample. We believe that a diagnosis from a simple blood draw will be less expensive and more convenient for patients.

We are evaluating our options to commercialize the HPV therapeutic vaccine candidate and the HPV diagnostic test. These product candidates have not been approved for commercial sale anywhere in the world, and each country has different requirements for approval, so the commercialization process is likely to be lengthy and complex. We may employ different strategies in different areas of the world, such as sublicensing development and commercialization rights for some territories while retaining rights for other territories. Based on the historical work of Virolab S de RL de CV, or Virolab Mexico, (which is the company that conducted the development work prior to its licensing of development and commercialization rights to us through Virolab Nevada, LLC, or Virolab Nevada) in the country of Mexico, we believe that the path to obtain government approval may be shorter in the Latin America countries.

We will not be able to commercialize our therapeutic vaccine candidate or our diagnostic test without additional capital. We are evaluating various means of raising this capital, including through the sale of equity securities, licensing agreements or other means. If we do not raise additional funds of at least $2 million for the advancement of our technology before March 8, 2014, we will lose our rights to the technology (including at least $0.5 million of which must be raised before March 8, 2012, and $1 million of which must be raised before March 8, 2013). We plan to seek at least $10 million of capital within the next 12 months, and plan to use these funds to determine the FDA’s requirements for approval of our therapeutic vaccine candidate, begin working on these requirements, file patents on our technology, broaden our pipeline of investigational drugs, vaccines and/or diagnostics, establish a biotechnology laboratory, and/or continue the process of seeking approval of our therapeutic vaccine candidate and diagnostic test outside of the United States.

Going Concern

Because we only had $200 in cash at March 31, 2011, our most recent fiscal year-end, the report of our independent registered public accounting firm on our financial statements for the period ended March 31, 2011 contained an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.  We will need to raise substantial funds in order to develop the HPV products which we have recently licensed from Virolab Nevada, and if we cannot raise additional funds we may need to abandon development of these products and cease operations.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are more fully disclosed in Note 1 to the financial statements we included in our Annual Report on Form 10-K for the period ended March 31, 2011, filed with the SEC on June 29, 2011. However, some of our accounting policies may be more particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. To date, due to our limited operations, we believe the only accounting policy which has required significant judgment or use of estimates, other than our assumption that we will continue as a going concern, is our estimated charge for stock-based compensation. Our accounting for stock-based compensation does not impact our current financial position, but does have a major impact on our statement of operations.

Stock-Based Compensation

We account for stock awards granted to recipients using an estimate of the fair value of the stock award on the date that the award is granted. This estimated fair value of the stock award is recognized as an expense in the statement of operations on a straight-line basis over the vesting period of the underlying stock award, which is generally four years for stock options granted to employees. There is a high degree of subjectivity involved in estimating the input values needed to estimate the fair value of stock options and other awards. For Virolab in particular, our stock has never traded and therefore it is difficult to determine the underlying fair value of our common stock on each date a stock award is made. Changes in the estimated value of the underlying stock will materially affect the resulting estimates of the fair values of the awards that are granted. Also, the expenses recorded for stock-based compensation in our financial statements may differ significantly from the actual value realized by the recipients, and these expenses are not adjusted to the actual amounts, if any, realized. Users of the financial statements should also understand that the expenses we recognize for stock-based compensation do not result in payments of cash by us.

Recent Accounting Pronouncements

We do not believe that there are any recently issued accounting pronouncements that we have not adopted which are likely to have a material impact on our financial position, results of operations or other disclosures.

Results of Operations

During the three months ended June 30, 2011, which was the first quarter of our fiscal year ending March 31, 2012, we had no revenue and incurred general and administrative expenses of $357,400. Our net loss was $357,400, due to general and administrative expenses. General and administrative expenses for the first quarter of fiscal 2012 consisted of $349,000 for the estimated value of stock-based compensation to our Chief Executive Officer and our Chief Financial Officer, and $8,400 for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC.

The estimated value of stock based compensation for our two executive officers was based on the employment agreements with James A.D. Smith, our Chief Executive Officer, and Matthew M. Loar, our Chief Financial Officer, which provide for 1,250,000 and 900,000 stock options, respectively, each vesting over approximately four years beginning April 15, 2011 and May 23, 2011, respectively. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of the company, Virolab, Inc., for which the options are exercisable. The actual value of our common stock may turn out to be much higher or lower than estimated amount, due to the lack of any reliable data on the Company’s current valuation. Virolab common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to the founder of the company and the founder of the technology from which the company subsequently licensed rights. No common stock has been sold in any manner since Virolab emerged from its shell-company status. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered with the Securities and Exchange Commission; therefore if any stock were to be sold the Company would need to do so under an effective registration statement or under an applicable exemption from registration. With the limited data points available to the Company and its board of directors regarding the Company’s valuation, we have estimated the value of common stock at $4 per share for financial reporting purposes. This amount was determined based on the minimum stock price required for listing on any Nasdaq market, and it closely approximates a $100 million valuation for the entire Company (considered “micro-cap” by most equity analysts), which we do not believe unreasonable for a development stage company with phase 3 data for an underserved medical condition. Each $1 change in estimated per-share value of our common stock would change the estimated stock-based compensation expense as reported for the quarter ending June 30, 2011 by approximately $90,000, so that a $3 estimated value for Virolab, Inc. common stock ($1 less per share) would result in general and administrative expenses of approximately $267,400 instead of the reported $357,400; likewise a $5 estimated value for Virolab, Inc. common stock would result in general and administrative expenses of approximately $547,400. Due to the low exercise price offered to our executive offers in their employment contracts ($0.10 per share, since they are currently not receiving any cash compensation) as compared to the estimated value for financial reporting purposes, the stock price volatility, stock option term and interest rate assumptions do not have a significant impact on the estimated value of the options as they would if the options were granted at market price. As noted above, the actual value of our common stock may turn out to be much higher or lower than the amount estimated for financial reporting purposes, due to the current lack of any reliable data on the Company’s current valuation.

We were incorporated on May 4, 2010, and incurred expenses of $1,800 for the first quarter of fiscal 2011. These expenses largely consisted of formation expenses and administrative expenses related to the start-up and organization of our business.

General and administrative expenses were higher in the fiscal period ended in June 30, 2011 compared to the period ended June 30, 2010 because:

●	We were no longer a shell company for the fiscal 2012 period,
●	We incurred higher costs to prepare and file our current and periodic reports with the SEC in the fiscal 2012 period, and
●	We incurred much higher costs for stock based compensation, as noted above, compared to no stock-based compensation in the fiscal 2011 period.

To date, our general and administrative expenses, which in most other cases are paid in cash by the reporting companies, have been funded by Accelerated Venture Partners, LLC, or AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended June 30, 2011. In addition, we expect to incur research and development expenses as we seek to advance our product candidates.

Liquidity and Capital Resource

As of June 30, 2011, we had a cash balance of only $200. There were no other assets, and accrued expenses were approximately $69,000, all due to AVP, a related party. We had a stockholders’ deficit of approximately $68,000 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Virolab until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Virolab, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

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

If we or a sublicense is successful in commercializing our therapeutic vaccine candidate or diagnostic test, we will be obligated to pay the licensor two percent (2%) of any royalties received if we grant any third parties royalty-bearing licenses to the technology. In addition, we have agreed to pay the licensor a royalty of one quarter of one percent (0.25%) of all gross revenue resulting from use of the licensed technology.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not currently believe we are currently subject to any material interest rate risk, foreign currency exchange rate risk, or commodity price risk. Our ability to fund operations in the future will be subject to our ability to raise capital, which may be through the sale of equity securities. While we believe the sale of equity securities is unlikely to expose us to any material loss, we may not be able to continue operations if we are unable to agree with a buyer on a future price for our equity securities.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive and Financial Officers concluded that our disclosure controls and procedures were effective as of June 30, 2011, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently party to any material legal proceedings, although from time to time we may be named as a party to lawsuits in the normal course of business.

ITEM 1A. RISK FACTORS.

There are no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the U.S. Securities and Exchange Commission on June 29, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROLAB, INC.

Dated: August 12, 2011	/s/ James A.D. Smith
James A.D. Smith
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2011	/s/ Matthew M. Loar
Matthew M. Loar
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document