Form 10-Q
period 2011-09-30
Virolab, Inc.
filed 2011-11-14
CIK 1497916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission file number 000-54059

VIROLAB, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	27-2787170 (IRS Employer Identification No.)

1840 Gateway Drive, Suite 200, Foster City, California 94404

(Address of principal executive offices)

(650) 283-2653

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:   Common Stock, $0.0001 par value: 25,350,000 shares outstanding as of November 14, 2011.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

VIROLAB, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$200	$200

	$200	$200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due to founder	$77,515	$60,115

Total liabilities	77,515	60,115

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 25,350,000 shares issued and outstanding	2,535	2,535
Additional paid-in capital	972,850	1,850
Deficit accumulated during the development stage	(1,052,700)	(64,300)

Total stockholders’ deficit	(77,315)	(59,915)

	$200	$200

See accompanying notes.

VIROLAB, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	September 30, 2011	September 30, 2010	Six months ended September 30, 2011	Inception (May 4, 2010) through September 30, 2010	Inception (May 4, 2010) through September 30, 2011 (Cumulative)

Revenues	$—	$—	$—	$—	$—

Operating expenses
General and administrative	631,000	—	988,400	1,800	1,052,700

Operating loss	(631,000)	—	(988,400)	(1,800)	(1,052,700)

Net loss	(631,000)	—	$(988,400)	$(1,800)	$(1,052,700)

Basic and diluted net loss per share	$(0.02)	$(0.00)	$(0.04)	$(0.00)

Shares used in basic and diluted net loss per share calculation	25,350,000	5,000,000	25,350,000	5,000,000

See accompanying notes.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount
Balance prior to inception	—	$—	$—	$—	$—	$—
Issuance of common stock to founder for cash	5,000,000	500	1,500	—	—	2,000
Tender of shares by founder	(3,500,000)	(350)	350	—	—	—
Issuance of common stock under stock option granted to founder for consulting services	1,500,000	150	—	—	—	150
Issuance of common stock under subscription agreement with Virolab S de RL de CV	22,350,000	2,235	—	—	—	2,235
Net loss / comprehensive loss	—	—	—	(64,300)	—	(64,300)
Balances at March 31, 2011	25,350,000	2,535	1,850	(64,300)	—	(59,915)

Net loss / comprehensive loss	—	—	—	(988,400)	—	(988,400)
Stock-based compensation expense included in net loss	—	—	971,000	—	—	971,000
Balances at September 30, 2011	25,350,000	$2,535	$972,850	$(1,052,700)	$—	$(77,315)

See accompanying notes.

VIROLAB, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30, 2011	Inception (May 4, 2010) through September 30, 2010	Inception (May 4, 2010) through September 30, 2011 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(988,400)	$(1,800)	(1,052,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	17,400	—	77,515
Stock-based compensation	971,000	—	971,000

Net cash used in operating activities	—	(1,800)	(4,185)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	2,000	4,385

Net increase in cash and cash equivalents	—	200	200

Cash and equivalents at beginning of period	200	—	—
Cash and equivalents at end of period	$200	$200	200

See accompanying notes.

VIROLAB, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Company Description

Virolab, Inc. (“Virolab” or “the Company”) was incorporated in the state of Delaware on May 4, 2010 under the name Accelerated Acquisitions X, Inc. The Company was initially formed as a shell company with no operations while it sought new business opportunities. On March 8, 2011, Virolab entered into a licensing agreement pursuant to which the Company received an exclusive, non-transferrable worldwide license to specified technology, patents, intellectual property, know-how, trade secret information, clinical trial protocols and data, as well as commercial rights to:

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

Basis of Presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for reporting on complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. The condensed financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. The operating results for the three-month and six-month reporting periods ended September 30, 2011 are not necessarily indicative of operating results that may be expected for any other interim periods or for the fiscal year ending March 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the balances and disclosures. Actual results could differ from these estimates.

The balance sheet as of March 31, 2011 has been derived from the audited financial statements as of March 31, 2011, but the financial statements included herein do not include all disclosures required for complete financial statements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $1,052,700, accrued expenses to its founder of $77,515 and cash of only $200 as of September 30, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

VIROLAB, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

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

During the three months ended September 30, 2011, the Company entered into an employment agreement under which it agreed to grant options to purchase 400,000 shares of common stock to its Executive Vice President of Regulatory Affairs and Quality. In addition, during the six months ended September 30, 2011, the Company also entered into employment agreements under which it agreed to grant options to purchase 2,150,000 shares of common stock to its Chief Executive and Chief Financial Officers. Pursuant to the terms of each of the employment agreements, the options will vest over approximately four years from the date each of the officers commenced employment and will have an exercise price of $0.10 per share. The Company granted options to these officers at the $0.10 per share exercise price, in part, because the employment agreements do not provide for the officers to receive any cash compensation until the Company secures at least $5 million in financing.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the three months ended September 30, 2011 was $1,560,000, and the grant-date fair value of options granted during the six months ended September 30, 2011 was $9,945,000. The Company recognized stock-based compensation expense of $622,000 and $971,000 during the three months and six months ended September 30, 2011, respectively, which was all included in general and administrative expenses. As of September 30, 2011, there was $8,974,000 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of approximately 3.5 years.

The Company has reserved a total of 5,962,500 shares of common stock for issuance under its stock award plan, and 3,412,500 of these shares remained available for future issuance as of September 30, 2011.

3. Related Party Transactions

During the three and six months ended September 30, 2011, the Company accrued $9,000 and $17,400, respectively, for expenses due to Accelerated Venture Partners, LLC (“AVP”), which is controlled by a director of the Company. As of September 30, 2011, all liabilities owed by the Company are payable to AVP.

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
Results of Operations

During the three months ended September 30, 2011, which was the second quarter of our fiscal year ending March 31, 2012, we had no revenue and incurred general and administrative expenses of $631,000. Our net loss was $631,000, due to general and administrative expenses. General and administrative expenses for the second quarter of fiscal 2012 consisted of $622,000 for the estimated value of stock-based compensation to our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Regulatory Affairs and Quality, and $9,000 for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC.

For the six months ended September 30, 2011, we had no revenue and incurred general and administrative expenses of $988,400. Our net loss was $988,400, due to general and administrative expenses. General and administrative expenses for the first six months of fiscal 2012 consisted of $971,000 for the estimated fair value of stock-based compensation and $17,400 for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC.

The estimated value of stock based compensation for our executive officers was based on the employment agreements with James A.D. Smith, our Chief Executive Officer, Matthew M. Loar, our Chief Financial Officer, and Mohammed A. Salem, our Executive Vice President of Regulatory Affairs and Quality, which provide for 1,250,000, 900,000 and 400,000 stock options, respectively, each vesting over approximately four years beginning April 15, 2011, May 23, 2011 and July 1, 2011, respectively. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of the company, Virolab, Inc., for which the options are exercisable. The actual value of our common stock may turn out to be much higher or lower than estimated amount, due to the lack of any reliable data on the Company’s current valuation. Virolab common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to the founder of the company and the founder of the technology from which the company subsequently licensed rights. No common stock has been sold in any manner since Virolab emerged from its shell-company status. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered with the Securities and Exchange Commission; therefore if any stock were to be sold the Company would need to do so under an effective registration statement or under an applicable exemption from registration. With the limited data points available to the Company and its board of directors regarding the Company’s valuation, we have estimated the value of common stock at $4 per share for financial reporting purposes. This amount was determined based on the minimum stock price required for listing on any Nasdaq market, and it closely approximates a $100 million valuation for the entire Company (considered “micro-cap” by most equity analysts), which we do not believe unreasonable for a development stage company with phase 3 data for an underserved medical condition. Each $1 change in estimated per-share value of our common stock would change the estimated stock-based compensation expense as reported for the six months ending September 30, 2011 by approximately $249,000, so that a $3 estimated value for Virolab, Inc. common stock ($1 less per share) would result in lower general and administrative expenses of approximately $739,400 instead of the reported $988,400; likewise a $5 estimated value for Virolab, Inc. common stock would result in general and administrative expenses of approximately $1,237,400. Due to the low exercise price offered to our executive offers in their employment contracts ($0.10 per share, since they are currently not receiving any cash compensation) as compared to the estimated value for financial reporting purposes, the stock price volatility, stock option term and interest rate assumptions do not have a significant impact on the estimated value of the options as they would if the options were granted at market price. As noted above, the actual value of our common stock may turn out to be much higher or lower than the amount estimated for financial reporting purposes, due to the current lack of any reliable data on the Company’s current valuation.

We were incorporated on May 4, 2010, and incurred expenses of $1,800 in total for the first and second quarters of fiscal 2011. These expenses largely consisted of formation expenses and administrative expenses related to the start-up and organization of our business.

General and administrative expenses were higher in the fiscal periods ended on September 30, 2011 (fiscal 2012) compared to the periods ended September 30, 2010 (fiscal 2011) because:

•	We were no longer a shell company for the fiscal 2012 periods,
•	We incurred higher costs to prepare and file our current and periodic reports with the SEC in the fiscal 2012 periods, and
•	We incurred much higher costs for stock based compensation, as noted above, compared to no stock-based compensation in the fiscal 2011 period.

To date, our general and administrative expenditures, which in most other cases are paid in cash by the reporting companies, have been funded by Accelerated Venture Partners, LLC, or AVP. These expenditures include legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the periods ended September 30, 2011. In addition, we expect to incur research and development expenses as we seek to advance our product candidates.

Liquidity and Capital Resources

As of September 30, 2011, we had a cash balance of only $200. There were no other assets, and accrued expenses were approximately $78,000, all due to AVP, a related party. We had a stockholders’ deficit of approximately $77,000 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Virolab until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Virolab, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive and Financial Officers concluded that our disclosure controls and procedures were effective as of September 30, 2011, the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Not applicable.

Item 5. Other Information.

On September 20, 2011, we entered into an agreement with Roth Capital Partners, LLC (“Roth”), under which we retained Roth as our advisor in financing the development and commercialization of our product candidates. Under the terms of the agreement, Roth will assist us in the identification, negotiation and closing of an agreement with strategic partners. Roth will also serve as placement agent or underwriter for a financing transaction. The agreement provides for compensation to Roth based on the amount received by Virolab during the 12 month term. In addition, we agreed to reimburse Roth’s out-of-pocket expenses incurred during the engagement, subject to certain limitations.

Item 6. Exhibits

ExhibitNo.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROLAB, INC.

Dated: November 14, 2011	/s/ James A.D. Smith James A.D. Smith
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2011	/s/ Matthew M. Loar Matthew M. Loar
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

ExhibitNo.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document