Form 10-Q
period 2011-12-31
Virolab, Inc.
filed 2012-02-13
CIK 1497916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:   Common Stock, $0.0001 par value: 25,350,000 shares outstanding as of February 13, 2012.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VIROLAB, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2011	2011
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$200	$200

	$200	$200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due to founder	$81,295	$60,115
Other accounts payable	1,880	—

Total liabilities	83,175	60,115

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 25,350,000 shares issued and outstanding	2,535	2,535
Additional paid-in capital	1,593,850	1,850
Deficit accumulated during the development stage	(1,679,360)	(64,300)

Total stockholders’ deficit	(82,975)	(59,915)

	$200	$200

See accompanying notes.

VIROLAB, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended				Inception
	December 31, 2011	December 31, 2010	Nine months ended December 31, 2011	Inception (May 4, 2010) through December 31, 2010	(May 4, 2010) through December 31, 2011 (Cumulative)

Revenues	$—	—	$—	$—	$—

Operating expenses
General and administrative	626,660	—	1,615,060	1,800	1,679,360

Operating loss	(626,660)	—	(1,615,060)	(1,800)	(1,679,360)

Net loss	(626,660)	—	$(1,615,060)	$(1,800)	$(1,679,360)

Basic and diluted net loss per share	$(0.02)	$(0.00)	$(0.06)	$(0.00)

Shares used in basic and diluted net loss per share calculation	25,350,000	5,000,000	25,350,000	5,000,000

See accompanying notes.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount

Balance prior to inception	—	$—	$—	$—	$—	$—

Issuance of common stock to founder for cash	,000,000	500	1,500	—	—	2,000
Tender of shares by founder	(3,500,000)	(350)	350	—	—	—
Issuance of common stock under stock option granted to founder for consulting services	1,500,000	150	—	—	—	150
Issuance of common stock under subscription agreement with Virolab S de RL de CV	22,350,000	2,235	—	—	—	2,235
Net loss / comprehensive loss	—	—	—	(64,300)	—	(64,300)

Balances at March 31, 2011	25,350,000	2,535	1,850	(64,300)	—	(59,915)

Net loss / comprehensive loss	—	—	—	(1,615,060)	—	(1,615,060)
Stock-based compensation expense included in net loss	—	—	1,592,000	—	—	1,592,000

Balances at December 31, 2011	25,350,000	$2,535	$1,593,850	$(1,679,360)	$—	$(82,975)

VIROLAB, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31, 2011	Inception (May 4, 2010) through December 31, 2010	Inception (May 4, 2010) through December 31, 2011 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(1,615,060)	$(1,800)	(1,679,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	21,180	—	81,295
Increase in other accounts payable	1,880	—	1,880
Stock-based compensation	1,592,000	—	1,592,000

Net cash used in operating activities	—	(1,800)	(4,185)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	2,000	4,385

Net increase in cash and cash equivalents	—	200	200

Cash and equivalents at beginning of period	200	—	—

Cash and equivalents at end of period	$200	$200	200

See accompanying notes.

VIROLAB, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2011
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

Under the terms of the license agreement entered into on March 8, 2011, if the Company does not raise specified funding amounts for the development of the HPV product candidates, including $500,000 before March 8, 2012, the development and commercialization rights licensed to the Company will revert back to the licensor.

The Company is currently in the development stage. All activities of the Company to date relate to its organization and acquiring rights to its product candidates. None of the Company’s product candidates have been approved for sale.

Basis of Presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for reporting on complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. The condensed financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. The operating results for the three-month and nine-month reporting periods ended December 31, 2011 are not necessarily indicative of operating results that may be expected for any other interim periods or for the fiscal year ending March 31, 2012.

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

VIROLAB, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $1,679,360, accrued expenses of $83,175 and cash of only $200 as of December 31, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

During the three months ended December 31, 2011, the Company did not enter into any agreements under which it agreed to grant stock-based compensation to any employees or any others. During the nine months ended December 31, 2011, the Company entered into employment agreements under which it agreed to grant options to purchase 2,550,000 shares of common stock to its officers. Pursuant to the terms of each of the employment agreements, the options will vest over approximately four years from the date each of the officers commenced employment and will have an exercise price of $0.10 per share. The Company granted options to these officers at the $0.10 per share exercise price, in part, because the employment agreements do not provide for the officers to receive any cash compensation until the Company secures at least $5 million in financing.

The Company has estimated the value of common stock into which the options are exercisable at $4 per share for financial reporting purposes. This amount was determined based on the minimum stock price required for listing on any Nasdaq market, and the amount also approximates a $100 million valuation for the entire Company, which is considered “micro-cap” by most equity analysts. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of common stock. Virolab common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to the founder of the company and the founder of the technology from which the company subsequently licensed rights. No common stock has been sold in any transactions since Virolab emerged from its shell-company status. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered for resale with the Securities and Exchange Commission.

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the nine months ended December 31, 2011 was $9,945,000. The Company recognized stock-based compensation expense of $621,000 and $1,592,000 during the three months and nine months ended December 31, 2011, respectively, which was all included in general and administrative expenses. As of December 31, 2011, there was $8,353,000 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of approximately 3.3 years.

The Company has reserved a total of 5,962,500 shares of common stock for issuance under its stock award plan, and 3,412,500 of these shares remained available for future issuance as of December 31, 2011.

VIROLAB, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

3. Related Party Transactions

During the three and nine months ended December 31, 2011, the Company accrued $3,780 and $21,180, respectively, for expenses due to Accelerated Venture Partners, LLC (“AVP”), which is controlled by a director of the Company. As of December 31, 2011, $81,295 is payable to AVP.

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

6. Subsequent Events

On February 6, 2012, the Company received a letter of resignation from Mohammed A. Salem, its Executive Vice President of Regulatory Affairs and Quality, effective as of January 31, 2012.

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

Overview

We are a development-stage biopharmaceutical company that has licensed the exclusive development and commercialization rights to a therapeutic vaccine for treatment of pre-cancerous lesions of the cervix and infections with the human papillomavirus, or HPV, virus. We also have an exclusive license to a blood-based diagnostic test for HPV infections. Under the terms of the HPV license agreements, if the Company does not raise specified funding amounts, including $500,000 before March 8, 2012, the development and commercialization rights licensed to the Company will revert back to the licensor. Before we licensed the rights for these HPV product candidates we were a “blank check” company and had no operations. Shares of our common stock are not registered for resale, and accordingly there is no public trading market for our common stock. We have a very limited amount of cash and will have to raise significant funds, including $500,000 before March 8, 2012, in order to further develop the product candidates.

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

Going Concern

Because we only had $200 in cash at March 31, 2011, our most recent fiscal year-end, the report of our independent registered public accounting firm on our financial statements for the period ended March 31, 2011 contained an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.  We will need to raise substantial funds in order to develop the HPV products which we have licensed from Virolab Nevada, and if we cannot raise additional funds we may need to abandon development of these products and cease operations.

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

Stock-Based Compensation

We account for stock awards granted to employees using an estimate of the fair value of the stock award on the date that the award is granted. This estimated fair value of the stock award is recognized as an expense in the statement of operations on a straight-line basis over the vesting period of the underlying stock award, which is generally four years for stock options granted to employees. There is a high degree of subjectivity involved in estimating the input values needed to estimate the fair value of stock options and other awards. For Virolab in particular, our stock has never traded and therefore it is difficult to determine the underlying fair value of our common stock on each date a stock award is made. Changes in the estimated value of the underlying stock will materially affect the resulting estimates of the fair values of the awards that are granted. Also, the expenses recorded for stock-based compensation in our financial statements may differ significantly from the actual value realized by the recipients, and these expenses are not adjusted to the actual amounts, if any, realized. Users of the financial statements should also understand that the expenses we recognize for stock-based compensation do not result in payments of cash by us.

Recent Accounting Pronouncements

We do not believe that there are any recently issued accounting pronouncements that we have not adopted which are likely to have a material impact on our financial position, results of operations or other disclosures.

Results of Operations

During the three months ended December 31, 2011, which was the third quarter of our fiscal year ending March 31, 2012, we had no revenue and incurred general and administrative expenses of $626,660. Our net loss was $626,660, due to the general and administrative expenses. General and administrative expenses for the second quarter of fiscal 2012 consisted of $621,000 for the estimated value of stock-based compensation to our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Regulatory Affairs and Quality, and $5,660 for travel and administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC.

For the nine months ended December 31, 2011, we had no revenue and incurred general and administrative expenses of $1,615,060. Our net loss was $1,615,060, due to general and administrative expenses. General and administrative expenses for the first nine months of fiscal 2012 consisted of $1,592,000 for the estimated fair value of stock-based compensation and $23,060 for travel and administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC.

The estimated value of stock based compensation for our executive officers was based on the employment agreements with James A.D. Smith, our Chief Executive Officer, Matthew M. Loar, our Chief Financial Officer, and Mohammed A. Salem, our Executive Vice President of Regulatory Affairs and Quality, which provide for 1,250,000, 900,000 and 400,000 stock options, respectively, each vesting over approximately four years beginning April 15, 2011, May 23, 2011 and July 1, 2011, respectively. Dr. Salem has resigned effective January 31, 2012, and accordingly as of February 1, 2012 we will stop recording stock-based compensation expense for the options that were granted to Dr. Salem. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of the company, Virolab, Inc., for which the options are exercisable. The actual value of our common stock may turn out to be much higher or lower than estimated amount, due to the lack of any reliable data on the Company’s current valuation. Virolab common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to the founder of the company and the founder of the technology from which the company subsequently licensed rights. No common stock has been sold in any manner since Virolab emerged from its shell-company status. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered with the Securities and Exchange Commission; therefore if any stock were to be sold the Company would need to do so under an effective registration statement or under an applicable exemption from registration. With the limited data points available to the Company and its board of directors regarding the Company’s valuation, we have estimated the value of common stock at $4 per share for financial reporting purposes. This amount was determined based on the minimum stock price required for listing on any Nasdaq market, and it closely approximates a $100 million valuation for the entire Company (considered “micro-cap” by most equity analysts), which we do not believe unreasonable for a development stage company with phase 3 data for an underserved medical condition. Each $1 change in estimated per-share value of our common stock would change the estimated stock-based compensation expense as reported for the nine months ending December 31, 2011 by approximately $408,000, so that a $3 estimated value for Virolab, Inc. common stock ($1 less per share) would result in lower general and administrative expenses and a higher estimated value for Virolab, Inc. common stock would higher general and administrative expenses. Due to the lower exercise price offered to our executive offers in their employment contracts ($0.10 per share, since they are currently not receiving any cash compensation) as compared to the estimated value for financial reporting purposes, the stock price volatility, stock option term and interest rate assumptions do not have a significant impact on the estimated value of the options as they would if the options were granted at market price. As noted above, the actual value of our common stock may turn out to be much higher or lower than the amount estimated for financial reporting purposes, due to the current lack of any reliable data on the Company’s current valuation.

We were incorporated on May 4, 2010, and incurred expenses of $1,800 in total for the first three quarters of fiscal 2011. These expenses largely consisted of formation expenses and administrative expenses related to the start-up and organization of our business.

General and administrative expenses were higher in the fiscal periods ended on December 31, 2011 (fiscal 2012) compared to the periods ended December 31, 2010 (fiscal 2011) because:

•	We were no longer a shell company for the fiscal 2012 periods,
•	We incurred travel costs as we seek to develop our product candidates and secure funding for further development and commercialization,
•	We incurred higher costs to prepare and file our current and periodic reports with the SEC in the fiscal 2012 periods, and
•	We incurred much higher costs for stock based compensation, as noted above, compared to no stock-based compensation in the fiscal 2011 period.

To date, our general and administrative expenditures, which in most other cases are paid in cash by the reporting companies, have been funded by Accelerated Venture Partners, LLC, or AVP. These expenditures include legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the periods ended December 31, 2011. In addition, we expect to incur research and development expenses as we seek to advance our product candidates.

Liquidity and Capital Resources

As of December 31, 2011, we had a cash balance of only $200. There were no other assets, and accrued expenses were approximately $83,000, substantially all due to AVP, a related party. We had a stockholders’ deficit of approximately $83,000 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Virolab until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Virolab, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive and Financial Officers concluded that our disclosure controls and procedures were effective as of December 31, 2011, the end of the period covered by this report.

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

Item 1A. Risk Factors.

There are no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the U.S. Securities and Exchange Commission on June 29, 2011. However, because terms of the license agreement under which we obtained the rights to develop and commercialize two HPV product candidates contain near-term funding requirements, we wish to draw particular emphasis on the following financing risk:

We need financing in the near term and may be unable to raise any funding needed, which could force us to abandon development of our investigational vaccine and diagnostic.

The Company will lose its licensed rights to its HPV product candidates if $500,000 in additional funding for use in the development of the product candidates is not obtained before March 8, 2012. Capital may not be available at all, in which case we will have to close operations and abandon rights to our product candidates. The Company has never previously raised money, and will need substantial funds in order to advance its investigational therapeutic HPV vaccine or its blood-based diagnostic test for HPV. Developing drugs, developing diagnostics, conducting clinical trials and commercializing medical products is expensive and neither of the Company’s potential products can be advanced without the Company obtaining significant additional capital. If additional capital is not obtained, we may have to cease operations and/or abandon rights to our products, and investors could realize no value for their investment in Virolab. The amount of our future funding requirements is currently uncertain, and will depend on many factors, including:

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

We had cash of only $200 and liabilities of approximately $83,000 as of December 31, 2011. Our cash may not be sufficient to support our currently limited operating activities through the end of the fiscal year, even though we are not paying any salaries for our employees. Consequently, we will need to secure a source of capital and we presently do not have any arrangements in place to do so. In addition, we will lose our rights to the HPV product candidates if additional funding for use in the development of the product candidates is not obtained before March 8, 2014, including funding of at least $500,000 prior to March 8, 2012. Capital may not be available, in which case we will have to close operations and abandon rights to our product candidates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Not applicable.

Item 5. Other Information.

On February 6, 2012, the Company received a letter of resignation from Mohammed A. Salem, Ph.D., its Executive Vice President of Regulatory Affairs and Quality, effective as of January 31, 2012.

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

VIROLAB, INC.

Dated: February 13, 2012	/s/ James A.D. Smith James A.D. Smith
Chief Executive Officer
(Principal Executive Officer)

Dated: February 13, 2012	/s/ Matthew M. Loar Matthew M. Loar
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002