Form 10-K
period 2012-03-31
Virolab, Inc.
filed 2012-08-24
CIK 1497916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $0 as of March 31, 2012 because there was no trading market for the registrant’s securities and all outstanding stock was owned by an affiliate.

On August 24, 2012, there were 25,350,000 shares of the registrant’s common stock outstanding.

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

On March 8, 2011, the Company entered into a Licensing Agreement (“Licensing Agreement”) with Virolab Nevada, LLC (“Licensor”) pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for the commercial rights to an investigational therapeutic vaccine for the human papillomavirus, or HPV, and HPV-related cancers and a specific blood test for HPV (the “Technology”). Rather than acquiring an operating company, the Company acquired an exclusive license to trade secrets, patents, know-how and other intellectual property that had been developed in Mexico. We will lose our rights to the Technology that we licensed if we do not raise at least $0.5 million for its future development before March 8, 2012, if we do not raise at least $1.0 million for its future development before March 8, 2013, and if we do not raise at least $2.0 million for its future development before March 8, 2014. Although the Company did not spend the $0.5 million additional funds per the Licensing Agreement before March 8, 2012, we have not received a default letter and as of March 31, 2012 the Company was in negotiations to extend the terms of the Agreement.

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

AVP has indicated to the Company that it will pay the on-going administrative expenses of the Company until Virolab enters into a financing transaction. These on-going administrative expenses differ from the services covered in the Consulting Services Agreement.  Through March 31, 2012, the Company has incurred approximately $83,175 of expenses related to its operations, and of this amount approximately $82,295 remained due to AVP. Virolab currently does not pay any cash compensation to its directors, officers or employees, but plans to do so if it succeeds in securing additional financing.

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

Employees

As of March 31, 2012, we had three full time  employees. AVP also provided us with administrative support as needed. These positions are currently unpaid also until we secure additional financing.

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

We had cash of only $40 and liabilities of approximately $83,175 as of March 31, 2012. Our cash may not be sufficient to support our currently limited operating activities through the end of the calendar year, even though we are not paying any salaries for our employees. Consequently, we will need to secure a source of capital and we presently do not have any arrangements in place to do so. In addition, we will lose our rights to the product candidates recently licensed if additional funding for use in the development of the product candidates is not obtained before March 8, 2012. Capital may not be available at all, in which case we will have to close operations and abandon rights to our product candidates.

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

As of March 31, 2012, 2012, there were two (2) holders of record of our common stock and a total of 25,350,000 shares of common stock outstanding. All common stock currently outstanding was issued by the Company under applicable exemptions from registration under the Securities Act. None of our stock is registered under the Exchange Act, and no stock may be sold or offered unless registered with the SEC or sold under an applicable exemption from registration. There were no holders in “street name.”

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

Although the Company did not spend the $0.5 million additional funds per the Licensing Agreement before March 8, 2012, we have not received a default letter and as of March 31, 2012 the Company was in negotiations to extend the terms of the Agreement.

Going Concern

Because we only had $40 in cash at March 31, 2012, which is insufficient to fund any operations, the report of our independent registered public accounting firm on our financial statements for the period ended March 31, 2012 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.  We will need to raise substantial funds in order to develop the HPV products which we have recently licensed from Virolab Nevada, and if we cannot raise additional funds we may need to abandon development of these products and cease operations.

Results of Operations

We were incorporated on May 4, 2010, and have incurred expenses of approximately $2,236,520 through March 31, 2012. These expenses largely consist of formation expenses, stock-based compensation  and administrative expenses related to the start-up and organization of our business that have been incurred by and funded by the founder of the Company, Accelerated Venture Partners, LLC, or AVP. Expenses include stock-based compensation, legal fees, accounting fees, costs associated with SEC filings and preparation of documents. We have not had any revenue.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase as compared to the period ended March 31, 2012. In addition, we expect to incur research and development expenses as we seek to advance our product candidates.

Liquidity and Capital Resources

As of March 31, 2012, we had a cash balance of only $40. There were no other assets, and accrued expenses  of which $81,295 is due to AVP, a related party. We had a stockholders’ deficit of approximately $83,135 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Virolab until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Virolab, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

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

If we do not raise additional funds of at least $2 million for the advancement of our technology before March 8, 2014, we will lose our rights to the HPV technology that we recently licensed; at least $0.5 million of these additional funds must be raised before March 8, 2012, and at least $1 million must be raised before March 8, 2013. Although the Company did not spend the $0.5 million additional funds per the Licensing Agreement before March 8, 2012, we have not received a default letter and as of March 31, 2012 the Company was in negotiations to extend the terms of the Agreement.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Virolab, Inc.

I have audited the accompanying balance sheet of Virolab, Inc. as of March 31, 2012 and March 31, 2011 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period May 4, 2010 (date of inception) through March 31, 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virolab, Inc. at March 31, 2012 and March 31, 2011, and the results of its operations and its cash flows for the periods then ended and for the period from May 4, 2010 (date of inception) through March 31, 2012, in conformity with  accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, has had recurring losses resulting in accumulated deficit, negative cash flows from operations and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA
Palm Harbor, Florida
August 24, 2012

VIROLAB, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$40	$200

TOTAL ASSETS	40	200

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses due to founder	81,295	60,115
Other accounts payable	1,880	-
TOTAL LIABILITIES	83,175	60,115

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,350,000 shares issued and outstanding	2,535	2,535

Additional paid-in capital	2,150,850	1,850
Deficit accumulated during the development stage	(2,236,520)	(64,300)
TOTAL STOCKHOLDERS' DEFICIT	(83,135)	(59,915)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40	$200

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

			May 4,
			2010
			(Inception)
	Year ended	Year ended	Through
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenues	$-	$-	$-

Operating expenses:
General and administrative	$2,172,220	$64,300	$2,236,520

Operating loss	$2,172,220	$64,300	$2,236,520

Net loss	$(2,172,220)	$(64,300)	$(2,236,520)

Basic and diluted net loss per share	$(0.09)	$(0.00)

Basic earnings (loss) per share - Basic and diluted
Weighted average number of common shares outstanding	25,350,000	7,022,741	-

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount

Balance prior to inception	—	$—	$—	$—	$—	$—

Issuance of common stock to founder for cash	5,000,000	500	1,500	—	—	2,000
Tender of shares by founder	(3,500,000)	(350)	350	—	—	—
Issuance of common stock under stock option granted to founder for consulting services	1,500,000	150	—	—	—	150
Issuance of common stock under subscription agreement with Virolab S de RL de CV	22,350,000	2,235	—	—	—	2,235
Net loss / comprehensive loss	—	—	—	(64,300)	—	(64,300)

Balances at March 31, 2011	25,350,000	2,535	1,850	(64,300)	—	(59,915)

Net loss / comprehensive loss	—	—	—	(2,236,520)	—	(2,236,520)
Stock-based compensation expense included in net loss	—	—	2,149,000	—	—	2,149,000

Balances at March 31, 2012	25,350,000	$2,535	$2,150,850	$(2,236,520)	$—	$(83,135)
The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
	March 31, 2012	March 31, 2011	Inception (May 4, 2010) through March 31, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(2,172,220)	$(64,300)	$(2,236,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	21,180	60,115	81,295
Stock-based compensation	2,149,000	—	2,149,000
Increase in other accounts payable	1,880		1,880
Net cash used in operating activities	(160)	(4,185)	(4,345)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	4,385	4,385

Net increase (decrease) in cash and cash equivalents	(160)	200	40

Cash and equivalents at beginning of period	200	—	—

Cash and equivalents at end of period	$40	$200	$40

The accompanying notes are an integral part of these financial statements.

Virolab, Inc.
(A Development Stage Corporation)
Notes to Financial Statements
For the years ended March 31, 2012 and 2011
For the Periods May 4, 2010 (date of inception) through March 31, 2012 and 2011

1. Background Information

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

During the year ended March 31, 2012, the Company entered into employment agreements under which it agreed to grant options to purchase 2,550,000 shares of common stock to its officers. Pursuant to the terms of each of the employment agreements, the options will vest over approximately four years from the date each of the officers commenced employment and will have an exercise price of $0.10 per share. The Company granted options to these officers at the $0.10 per share exercise price, in part, because the employment agreements do not provide for the officers to receive any cash compensation until the Company secures at least $5 million in financing.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the year ended March 31, 2012 was $9,945,000. The Company recognized stock-based compensation expense of $2,149,000 for the year ended March 31, 2012, respectively, which was all included in general and administrative expenses. As of March 31, 2011, there was $7,796,000 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of approximately 3.3 years.

The Company has reserved a total of 5,962,500 shares of common stock for issuance under its stock award plan, and issued 2,550,000 as of December 31, 2011 and per our Company’s Stock Plan the plan re-triggers to 25% of the total outstanding shares on January 1, 2012, therefore as of March 31, 2012 the Company has a reserve of 5,962,500 shares of common stock for issuance under its stock award plan.

Virolab, Inc.
(A Development Stage Corporation)
Notes to Financial Statements
For the years ended March 31, 2012 and 2011
For the Periods May 4, 2010 (date of inception) through March 31, 2012 and 2011

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $2,236,520, accrued expenses to its founder of $81,295 and cash of only $40 as of March 31, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

3. Significant Accounting Policies

The significant accounting policies followed are:

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

RESEARCH AND DEVELOPMENT EXPENSES - Expenditures for research, development, and engineering of products are expensed as incurred.

COMMON STOCK - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

REVENUE AND COST RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred.

Virolab, Inc.
(A Development Stage Corporation)
Notes to Financial Statements
For the years ended March 31, 2012 and 2011
For the Periods May 4, 2010 (date of inception) through March 31, 2012 and 2011

INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At March 31, 2012, the Company did not have any potentially dilutive common shares.

FINANCIAL INSTRUMENTS - In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 "Fair Value Measurements and Disclosures" (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Virolab, Inc.
(A Development Stage Corporation)
Notes to Financial Statements
For the years ended March 31, 2012 and 2011
For the Periods May 4, 2010 (date of inception) through March 31, 2012 and 2011

On January 1, 2011, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

4. Equity Transactions

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

Virolab, Inc.
(A Development Stage Corporation)
Notes to Financial Statements
For the years ended March 31, 2012 and 2011
For the Periods May 4, 2010 (date of inception) through March 31, 2012 and 2011

On February 27, 2011, the Company issued 22,350,000 shares of common stock to Virolab S de RL de CV (“Virolab Mexico”) at par value.

On March 31, 2012 there were 49,998 employee stock options that expired and are considered non-issued.

As of March 31, 2012, there were 25,350,000 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan and 5,962,500 of these shares remained available for future issuance as of March 31, 2012. There were 68,687,500 shares of common stock available for future issuance.

5. Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of March 31, 2012 the Company had a loss and for the period May 4, 2010 (date of inception) through March 31, 2012.   The net operating losses resulting from operating activities result in deferred tax assets of approximately $84,400 at the effective statutory rates which will expire by the year 2031.  The deferred tax asset has been off-set by an equal valuation allowance.

There are no current or deferred income tax expense or benefit recognized for the period ended March 31, 2012.

 6. License Agreement

On March 8, 2011, we entered into a Licensing Agreement,  pursuant to which the Company received an exclusive, non-transferrable worldwide license to specified technology, patents, intellectual property, know-how, trade secret information, clinical trial protocols and data, as well as commercial rights to:
•	an investigational therapeutic vaccine for the human papillomavirus (“HPV”) and HPV-related cancers and
•	a diagnostic blood test for HPV.

The license agreement covers a term of thirty (30) years, provided that the Company is not in breach or default of any of the terms or conditions contained in the agreement.  The continuation of the license is conditioned on the Company generating net revenues in the normal course of operations or the funding by the Company of specified amounts for qualifying research, development and commercialization expenses related to the licensed technology, as described in Note 8. The Company is required to fund certain specified expenses related to the commercialization of the licensed technology.  There are additional customary commercialization requirements covered in the licensing agreement.

7. Related Party Transactions

The Managing Partner of AVP is Timothy Neher, a director of the Company and the only officer of the Company prior to February 27, 2011. From inception through March 31, 2012, the Company paid $4,185 cash to AVP and accrued $81,295 for expenses due to AVP. See Note 4 for a description of the stock transactions involving AVP. See Note 8 for a description of commitments to AVP.

The President and majority stockholder of Virolab Mexico is Ricardo Rosales, a director of the Company and also an officer from February 27, 2011 through April 15, 2011. Dr. Rosales was the principal inventor of the technology licensed by the Company on February 27, 2011. Dr. Rosales is the only stockholder of Virolab Nevada LLC, the licensor of the technology, which acquired all rights to the technology directly from Virolab Mexico. See Note 4 for a description of the stock transaction involving Virolab Mexico. See Note 5 for a description of the license agreement with Virolab Nevada. Also see Note 8 for a description of commitments to Virolab Nevada under the license agreement.

Virolab, Inc.
(A Development Stage Corporation)
Notes to Financial Statements
For the years ended March 31, 2012 and 2011
For the Periods May 4, 2010 (date of inception) through March 31, 2012 and 2011

8. Commitments and Contingencies

Under the terms of the license agreement under which the Company acquired the rights to its product candidates, in order to retain its rights to the licensed technology the Company must receive revenues or fund a minimum of $2 million in qualified research, development and commercialization expenses before March 8, 20114 (at least $0.5 million of which must be before March 8, 2012 and at least $1million before March 8, 2013). If the Company or a sublicense is successful in commercializing the therapeutic vaccine candidate or diagnostic test, the Company will be obligated to pay the licensor two percent (2%) of any royalties received if the Company grants any third parties royalty-bearing licenses to the licensed technology. In addition, the Company has agreed to pay the licensor a royalty of one quarter of one percent (0.25%) of all gross revenue resulting from use of the technology licensed by the Company. Although the Company did not spend the $0.5 million additional funds per the Licensing Agreement before March 8, 2012, we have not received a default letter and as of March 31, 2012 the Company was in negotiations to extend the terms of the Agreement.

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

As permitted under Delaware law and in accordance with its Bylaws, Virolab indemnifies its officers and directors for certain expenses incurred from legal or other proceedings that arise as a result of the director or officer’s service to the Company. There is no limitation on the term of the indemnification and the maximum amount of potential future indemnification is unlimited. The Company currently does not have a directors and officers insurance policy that could limit its exposure and enable it to recover a portion of any future amounts paid. The Company believes the fair value of these officer and director indemnification agreements is minimal, and, accordingly, has not recorded any liabilities for these agreements as of March 31, 2012.

From time to time, Virolab may be involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that it believes are likely to have a material adverse effect on its financial position or results of operations.

9. SUBSEQUENT EVENTS

On July 12, 2012, we entered into a modified Licensing Agreement that was originally signed on March 8, 2011, pursuant to which the Company received an exclusive, non-transferrable worldwide license to specified technology, patents, intellectual property, know-how, trade secret information, clinical trial protocols and data, as well as commercial rights to:
•	an investigational therapeutic vaccine for the human papillomavirus (“HPV”) and HPV-related cancers and

•	a diagnostic blood test for HPV.

The license agreement covers a term of thirty (30) years, provided that the Company is not in breach or default of any of the terms or conditions contained in the agreement.  The continuation of the license is conditioned on the Company generating net revenues in the normal course of operations or the funding by the Company of specified amounts for qualifying research, development and commercialization expenses related to the licensed technology, Under the terms of the license agreement under which the Company acquired the rights to its product candidates, in order to retain its rights to the licensed technology the Company must receive revenues or fund a minimum of $2 million in qualified research, development and commercialization expenses before July 12, 2015 (at least $0.5 million of which must be before July 12, 2013 and at least $1million before July 12, 2014). If the Company or a sublicense is successful in commercializing the therapeutic vaccine candidate or diagnostic test, the Company will be obligated to pay the licensor two percent (2%) of any royalties received if the Company grants any third parties royalty-bearing licenses to the licensed technology. In addition, the Company has agreed to pay the licensor a royalty of one quarter of one percent (0.25%) of all gross revenue resulting from use of the technology licensed by the Company. There are additional customary commercialization requirements covered in the licensing agreement.

On August 5, 2012, the Company received a letter of resignation from James A. D. Smith, its Chief Executive Officer and Director, effective as of August 5, 2012.

On August 13, 2012 the Company received a letter of resignation from Matthew Loar, its Chief Financial Officer, effective as of August 21, 2012.

On August 22, 2012 the Board of Directors appointed the Chairman of the Company Ricardo Rosales as the Chief Executive Officer of the Company.

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

Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm due to our reporting status as a smaller public company.

ITEM 9B.  OTHER INFORMATION

In our fiscal fourth quarter which ended March 31, 2012, we had no events that were required to be reported on Form 8-K that were not filed to date.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the members of our Board of Directors as of June 29, 2011, the year each director was first elected a director, the age of each director and the positions with the Company currently held by each director.

Director’s Name	Age	Position(s) with the Company	Year First Became a Director
Timothy Neher	46	Director	2010
Ricardo Rosales	51	Director	2011

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

Ricardo Rosales was Chief Executive Officer, President, Secretary and Treasurer of the Company from February 27, 2011 through April 15, 2011.  Dr. Rosales was also appointed to the board of directors on February 27, 2011, a position which he still holds. Dr. Rosales has over 15 years of experience in vaccine research and is the founder and President of Virolab S de RL de CV, where he developed the investigational therapeutic vaccine and diagnostic test recently licensed to the Company. Dr. Rosales has a Ph.D. in Molecular Biology from the Luis Pasteur University in France, and did two years post-doctoral research at the National Institutes of Health in Bethesda, MD. He then spent numerous years at the Biomedical Research Institute of UNAM (National Autonomous University of Mexico).

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

EXECUTIVE OFFICERS

The following table sets forth our executive officers as of March 31, 2012, the year each was first appointed as an officer, the age of each officer and the positions with the Company currently held by each officer.

Director’s Name	Age	Position(s) with the Company	Year First Became an Officer
James A.D. Smith	53	Chief Executive Officer	2011
Matthew M. Loar	49	Chief Financial Officer	2011

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in 2012 for our principal executive officers, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at March 31, 2012:

None

Outstanding Equity Awards at 2012 Fiscal Year End

The following table sets forth, for each of the named executive officers, information with respect to unexercised options as of the Company’s fiscal year ended March 31, 2012:

	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised	Option	Option
	Options (#)		Options (#)	Exercise	Expiration
Name	Exercisable		Unexercisable	Price ($)	Date (1)
(a)	(b)		(c)	(d)	(e)

James Smith	299,471	(2)	950,529	$0.10	4/15/2021

Matthew Loar	192,750	(3)	707,250	0.10	5/23/2021

_____________
(1)	All vested options will be exercisable over a ten-year period expiring on the tenth anniversary of the grant date.
(2)	These options vest ratably over four years from April 15, 2011, the date of grant.
(3)	These options vest ratably over four years from May 23, 2011, the date of grant.

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

Pension Benefits

We do not have a defined benefit plan. None of our executive officers or directors participated in, or otherwise received any benefits under, any pension or retirement plan sponsored by us during fiscal 2012.

Nonqualified Deferred Compensation

During fiscal 2012, none of our executive officers or directors contributed to, or earned any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Compensation Decisions Made After End of Fiscal Year

None

Potential Payments upon Termination or Change in Control

As of March 31, 2012, none of our executive officers or directors are eligible for any payments upon a change in control of the Company.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2012, based on information available to us and filings with the SEC by:

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

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of common stock, except for those jointly owned with that person’s spouse. Percentage of beneficial ownership of common stock is based on 25,350,000 shares of common stock outstanding as of March, 31, 2012. Unless otherwise noted below, the address of each person listed on the table is c/o Virolab, Inc., 1840 Gateway Drive, Suite 200, Foster City, CA.

			Total Beneficial Ownership
Name and Address	Shares of Common Stock Owned	Shares with Right to Acquire within 60 days		Percentage of Common Stock
Virolab S de RL de CV (1) 671 Montevideo Ave./ Lindavista Mexico City, Mexico 07300	22,350,000	—	22,350,000	88.2%
Ricardo Rosales (2)	22,350,000	—	22,350,000	88.2%
Accelerated Venture Partners, LLC (3)	3,000,000	—	3,000,000	11.8%
Timothy Neher (4)	3,000,000	—	3,000,000	11.8%
James A. D. Smith (5)	—	351,553	351,553	1.3%
Matthew M. Loar (6)	—	230,300	230,300	*
All current executive officers and directors as a group (4 persons)	25,350,000	581,853	25,931,853	100%
____________

*	Less than one percent.

(1)	Ricardo Rosales is majority shareholder and President of Virolab S de RL de CV and holds voting and dispositive power for these shares. Ricardo Rosales is a director of the Company.
(2)	Shares are owned directly by Virolab S de RL de CV. Ricardo Rosales, a director of the Company, is President of Virolab S de RL de CV and holds voting and dispositive power for these shares.
(3)	Timothy Neher is Managing Partner of Accelerated Venture Partners, LLC and holds voting and dispositive power for these shares. Timothy Neher is a director of the Company.
(4)
Shares are owned directly by Accelerated Venture Partners, LLC. Timothy Neher, a director of the Company, is Managing Partner of Accelerated Venture Partners and holds voting and dispositive power for these shares.

(5)
James A.D. Smith was appointed Chief Executive Officer on April 15, 2011. Pursuant to his employment agreement, shares represent shares to be granted under stock options which will vest prior to May 30, 2012.

(6)
Matthew M. Loar was appointed Chief Financial Officer on May 23, 2011. Pursuant to his employment agreement, shares represent shares to be granted under stock options which will vest prior to May 30, 2012

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

As of March 31, 2012, the Board consisted of Ricardo Rosales and Timothy Neher. The Board has determined that neither of the two directors are independent directors as defined by the rules of The Nasdaq Stock Market.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On June 6, 2011, the Company dismissed our independent registered auditor, Paritz and Company P.A.  We engaged   Peter Messineo, CPA of Palm Harbor Florida,  as our new independent registered public accounting firm on June 6 2011 for the fiscal year ended March 31, 2011.  Mr. Messineo billed $600 for  audit services for the years ended March 31, 2012 and 2011. Review services, associated with the Company's quarterly filings were $200 for 2012 and 2011.

There were no other fees billed by Peter Messineo during the last two fiscal years for related services that were reasonably related to performance of audit or review of the Company's financial statements and not reported under "Audit Fees" above. . All audit fees have been pre-approved by the Board of Directors.

PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Financial statements as of March 31, 2012 and for the period then ended are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporated by Reference			Filed Herewith
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing
3.1	Certificate of Incorporation	10	3.1	7/30/2010
3.2	Certificate of Amendment of Certificate of Incorporation	8-K	3.1	4/18/2011
3.3	Bylaws of the Company	10	3.2	7/30/2011
10.1	Subscription Agreement for sale of common stock to Virolab S de RL de CV, dated as of February 27, 2011	8-K	10.1	3/2/2011
10.2	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of February 27, 2011	8-K	10.4	3/2/2011
10.3	Licensing Agreement by and among the Company and Virolab Nevada, LLC, dated as of March 8, 2011	8-K	10.1	3/18/2011
10.4	Employment Agreement between the Company and James A.D. Smith, dated as of April 15, 2011 *	8-K	10.1	4/18/2011
10.5	Employment Agreement between the Company and Matthew M. Loar, dated as of May 23, 2011 *	8-K	10.1	5/26/2011
10.6	2011 Employee, Director and Consultant Stock Plan *	10-K	10.6	6/29/11	x

10.7	Licensing Agreement by and among the Company and Virolab Nevada, LLC, dated as of July 12, 2012				X
24.1	Powers of Attorney. (Contained on Signature Page)				x
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

101**	XBRL Reports
_______________

*	This exhibit is a management contract or compensatory plan or arrangement.
**	To be filed by amendment

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virolab, Inc.

	By:	/ S / Ricardo Rosales
Dated: August 24, 2012		Ricardo Rosales Chief Executive Officer and Chairman

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Ricardo Rosales and Timothy Neher as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / Timothy Neher Timothy Neher	Director	August 24, 2012

/ S / Ricardo Rosales Ricardo Rosales	Director / Chief Executive Officer (Principal Executive Officer and Financial and Accounting Officer)	August 24, 2012