Form 10-Q
period 2012-06-30
Virolab, Inc.
filed 2012-08-28
CIK 1497916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 25,350,000 shares outstanding as of August 28, 2012.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VIROLAB, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	March 31,
	2012 (unaudited)	2012 (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8	$40

TOTAL ASSETS	8	40

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses due to founder	94,295	81,295
Other accounts payable	1,880	1,880
TOTAL LIABILITIES	96,175	83,175

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,350,000 shares issued and outstanding	2,535	2,535

Additional paid-in capital	2,674,913	2,150,850
Deficit accumulated during the development stage	(2,773,615)	(2,236,520)
TOTAL STOCKHOLDERS' DEFICIT	(96,167)	(83,135)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8	$40

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	May 4, 2010 (Inception) Through June 30, 2012

Revenues	-	-	-

Operating expenses:
General and administrative	$537,095	$357,400	$2,773,615

Operating loss	$537,095	$357,400	$2,773,615

Net loss	$(537,095)	$(357,400)	$(2,773,615)

Basic and diluted net loss per share	$(0.11)	$(0.01)

Basic earnings (loss) per share - Basic and diluted
Weighted average number of common shares outstanding	25,350,000	7,022,741

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Inception (May 4, 2010) through June 30, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(537,095)	$(357,400)	$(2,773,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	13,000	8,400	94,295
Stock-based compensation	524,063	349,000	2,673,063
Increase in other accounts payable	----	----	1,880
Net cash used in operating activities	(32)	---	(4,377)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	---	4,385

Net increase (decrease) in cash and cash equivalents	(32)	---	8

Cash and equivalents at beginning of period	40	200	0

Cash and equivalents at end of period	$8	$200	$8

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	June 30, 2012	June 30, 2011	Inception (May 4, 2010) through March 31, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(537,095)	$(357,400)	$(2,773,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	13,000	8,400	94,295
Stock-based compensation	524,063	—	2,673,063
Increase in other accounts payable	----		1,880
Net cash used in operating activities	(32)	---	(4,377)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	---	4,385

Net increase (decrease) in cash and cash equivalents	(32)	---	(32)

Cash and equivalents at beginning of period	40	200	40

Cash and equivalents at end of period	$8	$200	$8

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

During the three months ended June 30, 2012, the Company did not enter into any agreements under which it agreed to grant stock-based compensation to any employees or any others. During the year ended March 31, 2012, the Company entered into employment agreements under which it agreed to grant options to purchase 2,550,000 shares of common stock to its officers. Pursuant to the terms of each of the employment agreements, the options will vest over approximately four years from the date each of the officers commenced employment and will have an exercise price of $0.10 per share. The Company granted options to these officers at the $0.10 per share exercise price, in part, because the employment agreements do not provide for the officers to receive any cash compensation until the Company secures at least $5 million in financing.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the year ended March 31, 2012 was $9,945,000. The Company recognized stock-based compensation expense of $2,149,000 for the year ended March 31, 2012, respectively, and $524,063 for the three months ended June 30, 2012 which was all included in general and administrative expenses. As of June 30, 2012, there was $6,236,000 of total unrecognized compensation cost related to unvested stock-based compensation awards and takes in to consideration the 400,000 options that expired March 31, 2012, which is expected to be recognized over the weighted average remaining vesting period of approximately 3.3 years.

The Company has reserved a total of 5,962,500 shares of common stock for issuance under its stock award plan, and issued 2,550,000 as of December 31, 2011 and per our Company’s Stock Plan the plan re-triggers to 25% of the total outstanding shares on January 1, 2012, therefore as of June 30, 2012 the Company has a reserve of 5,962,500 shares of common stock for issuance under its stock award plan.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $2,773,615, accrued expenses to its founder of $94,295 and cash of only $8 as of June 30, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At June 30, 2012, the Company did not have any potentially dilutive common shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

As of March 31, 2012, there were 25,350,000 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan and 5,962,500 of these shares remained available for future issuance as of June 30, 2012. There were 68,687,500 shares of common stock available for future issuance.

5. Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of June 30, 2012 the Company had a loss and for the period May 4, 2010 (date of inception) through June 30, 2012.   The net operating losses resulting from operating activities result in deferred tax assets of approximately $96,159 at the effective statutory rates which will expire by the year 2031.  The deferred tax asset has been off-set by an equal valuation allowance.

There are no current or deferred income tax expense or benefit recognized for the period ended June 30, 2012.

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

7. Related Party Transactions

The Managing Partner of AVP is Timothy Neher, a director of the Company and the only officer of the Company prior to February 27, 2011. From inception through March 31, 2012, the Company paid $4,385 cash to AVP and accrued $94,295 for expenses due to AVP. See Note 4 for a description of the stock transactions involving AVP. See Note 8 for a description of commitments to AVP.

The President and majority stockholder of Virolab Mexico is Ricardo Rosales, a director of the Company and also an officer from February 27, 2011 through June 30, 2012. Dr. Rosales was the principal inventor of the technology licensed by the Company on February 27, 2011. Dr. Rosales is the only stockholder of Virolab Nevada LLC, the licensor of the technology, which acquired all rights to the technology directly from Virolab Mexico. See Note 4 for a description of the stock transaction involving Virolab Mexico. See Note 6 for a description of the license agreement with Virolab Nevada. Also see Note 8 for a description of commitments to Virolab Nevada under the license agreement.

8. Commitments and Contingencies

Under the terms of the license agreement under which the Company acquired the rights to its product candidates, in order to retain its rights to the licensed technology the Company must receive revenues or fund a minimum of $2 million in qualified research, development and commercialization expenses before March 8, 2014 (at least $0.5 million of which must be before March 8, 2012 and at least $1million before March 8, 2013). If the Company or a sublicense is successful in commercializing the therapeutic vaccine candidate or diagnostic test, the Company will be obligated to pay the licensor two percent (2%) of any royalties received if the Company grants any third parties royalty-bearing licenses to the licensed technology. In addition, the Company has agreed to pay the licensor a royalty of one quarter of one percent (0.25%) of all gross revenue resulting from use of the technology licensed by the Company. Although the Company did not spend the $0.5 million additional funds per the Licensing Agreement before March 8, 2012, we have not received a default letter and as of June 30, 2012, the Company was in negotiations to extend the terms of the Agreement.

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

7. Subsequent Events

On July 12, 2012, The Company entered into a modified Licensing Agreement that was originally signed on March 8, 2011, pursuant to which the Company received an exclusive, non-transferrable worldwide license to specified technology, patents, intellectual property, know-how, trade secret information, clinical trial protocols and data, as well as commercial rights to:

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

On August 21, 2012 the Company received a letter of resignation from Matthew Loar, its Chief Financial Officer, effective as of August 21, 2012.

On August 22, 2012 the Board of Directors appointed the Chairman of the Company Ricardo Rosales as the Chief Executive Officer of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Current Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The Company’s Annual Report on Form 10-K, filed with the SEC on August 24, 2012, provides examples of risks, uncertainties and events that may cause our actual results to differ materially from those implied or projected in this Current Report on Form 10-Q. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

We will not be able to commercialize our therapeutic vaccine candidate or our diagnostic test without additional capital. We are evaluating various means of raising this capital, including through the sale of equity securities, licensing agreements or other means. If we do not raise additional funds of at least $2 million for the advancement of our technology before July 12, 2015, we will lose our rights to the technology (including at least $0.5 million of which must be raised before July 12, 2013, and $1 million of which must be raised before July 12, 2014). We plan to seek at least $10 million of capital within the next 12 months, and plan to use these funds to determine the FDA’s requirements for approval of our therapeutic vaccine candidate, begin working on these requirements, file patents on our technology, broaden our pipeline of investigational drugs, vaccines and/or diagnostics, establish a biotechnology laboratory, and/or continue the process of seeking approval of our therapeutic vaccine candidate and diagnostic test outside of the United States.

Going Concern

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are more fully disclosed in Note 1 to the financial statements we included in our Annual Report on Form 10-K for the period ended March 31, 2012, filed with the SEC on August 24, 2012. However, some of our accounting policies may be more particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. To date, due to our limited operations, we believe the only accounting policy which has required significant judgment or use of estimates, other than our assumption that we will continue as a going concern, is our estimated charge for stock-based compensation. Our accounting for stock-based compensation does not impact our current financial position, but does have a major impact on our statement of operations.

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

Results of Operations

During the three months ended June 30, 2012, which was the first quarter of our fiscal year ending March 31, 2013, we had no revenue and incurred general and administrative expenses of $537,095. Our net loss was $537,095, due to general and administrative expenses. General and administrative expenses for the first quarter of fiscal 2012 consisted of $524,063 for the estimated value of stock-based compensation to our Chief Executive Officer and our Chief Financial Officer, and $13,000 for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC.

The estimated value of stock based compensation for our two executive officers was based on the employment agreements with James A.D. Smith, our Chief Executive Officer, and Matthew M. Loar, our Chief Financial Officer, which provide for 1,250,000 and 900,000 stock options, respectively, each vesting over approximately four years beginning April 15, 2011 and May 23, 2011, respectively. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of the company, Virolab, Inc., for which the options are exercisable. The actual value of our common stock may turn out to be much higher or lower than estimated amount, due to the lack of any reliable data on the Company’s current valuation. Virolab common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to the founder of the company and the founder of the technology from which the company subsequently licensed rights. No common stock has been sold in any manner since Virolab emerged from its shell-company status. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered with the Securities and Exchange Commission; therefore if any stock were to be sold the Company would need to do so under an effective registration statement or under an applicable exemption from registration. With the limited data points available to the Company and its board of directors regarding the Company’s valuation, we have estimated the value of common stock at $4 per share for financial reporting purposes. This amount was determined based on the minimum stock price required for listing on any Nasdaq market, and it closely approximates a $100 million valuation for the entire Company (considered “micro-cap” by most equity analysts), which we do not believe unreasonable for a development stage company with phase 3 data for an underserved medical condition. Each $1 change in estimated per-share value of our common stock would change the estimated stock-based compensation expense as reported for the quarter ending June 30, 2012 by approximately $131,015, so that a $3 estimated value for Virolab, Inc. common stock ($1 less per share) would result in general and administrative expenses of approximately $393,047 instead of the reported $524,063, likewise a $5 estimated value for Virolab, Inc. common stock would result in general and administrative expenses of approximately $655,078. Due to the low exercise price offered to our executive offers in their employment contracts ($0.10 per share, since they are currently not receiving any cash compensation) as compared to the estimated value for financial reporting purposes, the stock price volatility, stock option term and interest rate assumptions do not have a significant impact on the estimated value of the options as they would if the options were granted at market price. As noted above, the actual value of our common stock may turn out to be much higher or lower than the amount estimated for financial reporting purposes, due to the current lack of any reliable data on the Company’s current valuation.

General and administrative expenses were higher in the fiscal period ended in June 30, 2012 compared to the period ended June 30, 2011 because:

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

Liquidity and Capital Resource

As of June 30, 2012, we had a cash balance of only $8. There were no other assets, and accrued expenses were approximately $2,773,615, of which 94,295 was due to AVP, a related party. We had a stockholders’ deficit of approximately $96,167 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Virolab until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Virolab, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

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

If we do not raise additional funds of at least $2 million for the advancement of our technology before July 12, 2015, we will lose our rights to the HPV technology that we recently licensed; at least $0.5 million of these additional funds must be raised before July 12, 2013, and at least $1 million must be raised before July 12, 2014.

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

We plan to measure our future liquidity primarily by the cash and working capital available to fund our operations, if we are ever able to raise capital. To date we have not raised any capital and, accordingly; do not have any capital available to fund our operations, as stated above. We will not be able to commercialize either our therapeutic vaccine candidate or our diagnostic test without additional capital. We are evaluating various means of raising our initial capital, including through the sale of equity securities, licensing agreements or other means. We expect to incur losses for at least several years into the future as we develop our investigational therapeutic vaccine and diagnostic test, and we are unable to estimate when, if ever, we will receive revenue or have a positive cash flow.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive and Financial Officers concluded that our disclosure controls and procedures were effective as of June 30, 2012, the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS.

There are no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the U.S. Securities and Exchange Commission on August 24, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	To be filed by amendment

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROLAB, INC.

Dated: August 28, 2012	/s/ Ricardo Rosales
Ricardo Rosales
Chief Executive Officer
(Principal Executive Officer and Financial and Accounting Officer))