Form 10-K/A
period 2012-03-31
Virolab, Inc.
filed 2012-11-13
CIK 1497916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
to
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number: 000-54059

VIROLAB, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2787170
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1840 Gateway Drive, Suite 200, Foster City, California	94404
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code   (650) 283-2653

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Virolab, Inc. Annual Report on Form 10-K for the period ended March 31, 2012, filed with the Securities and Exchange Commission on August 24, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS.

		Incorporated by Reference			Filed Herewith
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing
3.1	Certificate of Incorporation	10	3.1	7/30/2010
3.2	Certificate of Amendment of Certificate of Incorporation	8-K	3.1	4/18/2011
3.3	Bylaws of the Company	10	3.2	7/30/2011
10.1	Subscription Agreement for sale of common stock to Virolab S de RL de CV, dated as of February 27, 2011	8-K	10.1	3/2/2011
10.2	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of February 27, 2011	8-K	10.4	3/2/2011
10.3	Licensing Agreement by and among the Company and Virolab Nevada, LLC, dated as of March 8, 2011	8-K	10.1	3/18/2011
10.4	Employment Agreement between the Company and James A.D. Smith, dated as of April 15, 2011 *	8-K	10.1	4/18/2011
10.5	Employment Agreement between the Company and Matthew M. Loar, dated as of May 23, 2011 *	8-K	10.1	5/26/2011
10.6	2011 Employee, Director and Consultant Stock Plan *	10-K	10.6	6/29/11

10.7	Licensing Agreement by and among the Company and Virolab Nevada, LLC, dated as of July 12, 2012
24.1	Powers of Attorney. (Contained on Signature Page)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL Reports				X
_______________

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: Novtember 13, 2012
VIROLAB, INC.

	By:	/s/ Ricardo Rosales
Chief Executive Officer and Chairman (Principal Executive Officer and Financial and Accounting Officer))