Form 10-Q
period 2012-09-30
Virolab, Inc.
filed 2012-11-19
CIK 1497916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 25,350,000 shares outstanding as of November 1, 2012.

INDEX

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets as of September, 2012 (unaudited) and March 31, 2012 (audited)	3

	Statements of Operations for the six months ended September 30, 2012 and for the six months ended September 30, 2011 and for the cumulative period from inception (May 4, 2010) through September 30, 2012 (unaudited)	4

	Statement of Stockholders’ Equity (Deficit)	5

	Statements of Cash Flows for the six months ended September 30, 2012 and for the six months ended September 30, 2011 and for the cumulative period from inception (May 4, 2010) to September 30, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	(Reserved and Removed)	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VIROLAB, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2012 (unaudited)	2012 (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8	$40

TOTAL ASSETS	8	40

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses due to founder	100,295	81,295
Other accounts payable	1,880	1,880
TOTAL LIABILITIES	102,175	83,175

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,350,000 shares issued and outstanding	2,535	2,535

Additional paid-in capital	2,901,549	2,150,850
Deficit accumulated during the development stage	(3,006,251)	(2,236,520)
TOTAL STOCKHOLDERS' DEFICIT	(102,167)	(83,135)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8	$40

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(unaudited)

					Inception
					(May 4, 2010) through
	Three months ended		Six months ended		September 30, 2012
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	(Cumulative)
			(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$—	$—

Operating expenses
General and administrative	232,636	631,000	769,731	988,400	3,006,251

Total operating expenses	232,636	631,000	769,7301	988,400	3,006,251

Net loss	(232,636)	(631,000)	(769,731)	(988,400)	(3,006,251)

Basic and diluted net loss per share	$(0.00)	(0.02)	(0.00)	(0.04)

Shares used in basic and diluted net loss per share calculation	25,350,000	25,350,000	25,350,000	25,350,000

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit

Balance prior to inception	—	$—	$—	$—	$—	$—

Issuance of common stock to founder for cash	5,000,000	500	1,500	—	—	2,000
Tender of shares by founder	(3,500,000)	(350)	350	—	—	—
Issuance of common stock under stock option granted to founder for consulting services	1,500,000	150	—	—	—	150
Issuance of common stock under subscription agreement with Virolab S de RL de CV	22,350,000	2,235	—	—	—	2,235
Net loss / comprehensive loss	—	—	—	(64,300)	—	(64,300)

Balances at March 31, 2011	25,350,000	2,535	1,850	(64,300)	—	(59,915)

Net loss / comprehensive loss	—	—	—	(2,236,520)	—	(2,236,520)
Stock-based compensation expense included in net loss	—	—	2,149,000	—	—	2,149,000
Balances at March 31, 2012	25,350,000	$2,535	$2,150,850	$(2,236,520)	$—	$(83,135)
Net loss / comprehensive loss				(769,731)		(769,731)
Stock-based compensation expense included in net loss			$750,699			$750,699
Balances at September 30, 2012	25,350,000	2,535	2,901,549	(3,006,251)	---	(102,167)

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011	Inception (May 4, 2010) through September 30, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(769,731)	$(988,400)	$(3,006,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	19,030	17,400	100,295
Stock-based compensation	750,699	971,000	2,899,699
Increase in other accounts payable	----	----	1,880
Net cash used in operating activities	(2)	---	(4,377)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	---	4,385

Net increase (decrease) in cash and cash equivalents	2	---	8

Cash and equivalents at beginning of period	6	200	0

Cash and equivalents at end of period	$8	$200	$8

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
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

During the six months ended September 30, 2012, the Company did not enter into any agreements under which it agreed to grant stock-based compensation to any employees or any others. During the year ended March 31, 2012, the Company entered into employment agreements under which it agreed to grant options to purchase 2,550,000 shares of common stock to its officers. Pursuant to the terms of each of the employment agreements, the options will vest over approximately four years from the date each of the officers commenced employment and will have an exercise price of $0.10 per share. The Company granted options to these officers at the $0.10 per share exercise price, in part, because the employment agreements do not provide for the officers to receive any cash compensation until the Company secures at least $5 million in financing.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the year ended March 31, 2012 was $9,945,000. The Company recognized stock-based compensation expense of $2,149,000 for the year ended March 31, 2012, respectively, and $750,699 for the six months ended September 30, 2012 which was all included in general and administrative expenses. As of September 30, 2012, there was $6,009,364 of total unrecognized compensation cost related to unvested stock-based compensation awards and takes in to consideration the 400,000 options that expired March 31, 2012, which is expected to be recognized over the weighted average remaining vesting period of approximately 3 years.

The Company has reserved a total of 5,962,500 shares of common stock for issuance under its stock award plan, and issued 2,550,000 as of December 31, 2011 and per our Company’s Stock Plan the plan re-triggers to 25% of the total outstanding shares on January 1, 2012, therefore as of September 30, 2012 the Company has a reserve of 5,962,500 shares of common stock for issuance under its stock award plan.

VIROLAB, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)
(Tabular amounts in thousands, except per share amounts, percentages and years)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $3,006,221, accrued expenses to its founder of $100,295 and cash of only $8 as of September 30, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

VIROLAB, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)
(Tabular amounts in thousands, except per share amounts, percentages and years)

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At September 30, 2012, the Company did not have any potentially dilutive common shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

VIROLAB, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)
(Tabular amounts in thousands, except per share amounts, percentages and years)

 4. Equity Transactions

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

As of March 31, 2012, there were 25,350,000 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan and 5,962,500 of these shares remained available for future issuance as of September 30, 2012. There were 68,687,500 shares of common stock available for future issuance.

5. Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of September 30, 2012 the Company had a loss and for the period May 4, 2010 (date of inception) through September 30, 2012.   The net operating losses resulting from operating activities result in deferred tax assets of approximately $100,295 at the effective statutory rates which will expire by the year 2031.  The deferred tax asset has been off-set by an equal valuation allowance.

There are no current or deferred income tax expense or benefit recognized for the period ended September 30, 2012.

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

VIROLAB, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)
(Tabular amounts in thousands, except per share amounts, percentages and years)

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

On March 8, 2011, under the terms of the license agreement under which the Company acquired the rights to its product candidates, in order to retain its rights to the licensed technology the Company must receive revenues or fund a minimum of $2 million in qualified research, development and commercialization expenses before March 8, 2014 (at least $0.5 million of which must be before March 8, 2012 and at least $1million before March 8, 2013). If the Company or a sublicense is successful in commercializing the therapeutic vaccine candidate or diagnostic test, the Company will be obligated to pay the licensor two percent (2%) of any royalties received if the Company grants any third parties royalty-bearing licenses to the licensed technology. In addition, the Company has agreed to pay the licensor a royalty of one quarter of one percent (0.25%) of all gross revenue resulting from use of the technology licensed by the Company.

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

7. Related Party Transactions

The Managing Partner of AVP is Timothy Neher, a director of the Company and the only officer of the Company prior to February 27, 2011. From inception through September 30, 2012, the Company paid $4,385 cash to AVP and accrued $100,295 for expenses due to AVP. See Note 4 for a description of the stock transactions involving AVP. See Note 8 for a description of commitments to AVP.

The President and majority stockholder of Virolab Mexico is Ricardo Rosales, a director and CEO of the Company and also an officer from February 27, 2011 through September 30, 2012. Dr. Rosales was the principal inventor of the technology licensed by the Company on February 27, 2011. Dr. Rosales is the only stockholder of Virolab Nevada LLC, the licensor of the technology, which acquired all rights to the technology directly from Virolab Mexico. See Note 4 for a description of the stock transaction involving Virolab Mexico. See Note 6 for a description of the license agreement with Virolab Nevada. Also see Note 8 for a description of commitments to Virolab Nevada under the license agreement.

On August 22, 2012 the Board of Directors appointed the Chairman of the Company Ricardo Rosales as the Chief Executive Officer of the Company.

8. Commitments and Contingencies

On July 12, 2012, The Company entered into a modified Licensing Agreement that was originally signed on March 8, 2011, pursuant to which the Company received an exclusive, non-transferrable worldwide license to specified technology, patents, intellectual property, know-how, trade secret information, clinical trial protocols and data, as well as commercial rights to:

·	an investigational therapeutic vaccine for the human papillomavirus (“HPV”) and HPV-related cancers and
·	a diagnostic blood test for HPV.
·
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

On March 8, 2011, under the terms of the license agreement under which the Company acquired the rights to its product candidates, in order to retain its rights to the licensed technology the Company must receive revenues or fund a minimum of $2 million in qualified research, development and commercialization expenses before March 8, 2014 (at least $0.5 million of which must be before March 8, 2012 and at least $1million before March 8, 2013). If the Company or a sublicense is successful in commercializing the therapeutic vaccine candidate or diagnostic test, the Company will be obligated to pay the licensor two percent (2%) of any royalties received if the Company grants any third parties royalty-bearing licenses to the licensed technology. In addition, the Company has agreed to pay the licensor a royalty of one quarter of one percent (0.25%) of all gross revenue resulting from use of the technology licensed by the Company.

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

Going Concern

Because we only had $40 in cash at March 31, 2012, our most recent fiscal year-end, the report of our independent registered public accounting firm on our financial statements for the period ended March 31, 2012 contained an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses. We will need to raise substantial funds in order to develop the HPV products which we have recently licensed from Virolab Nevada, and if we cannot raise additional funds we may need to abandon development of these products and cease operations.

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

Results of Operations

During the three months ended September 30, 2012, which was the second quarter of our fiscal year ending March 31, 2013, we had no revenue and incurred general and administrative expenses of $232,636. Our net loss was $232,636, due to general and administrative expenses. General and administrative expenses for the second quarter of fiscal 2013 consisted of $226,606 for the estimated value of stock-based compensation to our Chief Executive Officer and our Chief Financial Officer, and $6,030 for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC.

For the six months ended September 30, 2012, we had no revenue and incurred general and administrative expenses of $769,731. Our net loss was $769,731, due to general and administrative expenses. General and administrative expenses for the first six months of fiscal 2012 consisted of $750,699 for the estimated fair value of stock-based compensation and $19,032 for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC.

The estimated value of stock based compensation for our two executive officers was based on the employment agreements with James A.D. Smith, our Chief Executive Officer, and Matthew M. Loar, our Chief Financial Officer, which provide for 1,250,000 and 900,000 stock options, respectively, each vesting over approximately four years beginning April 15, 2011 and May 23, 2011, respectively. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of the company, Virolab, Inc., for which the options are exercisable. The actual value of our common stock may turn out to be much higher or lower than estimated amount, due to the lack of any reliable data on the Company’s current valuation. Virolab common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to the founder of the company and the founder of the technology from which the company subsequently licensed rights. No common stock has been sold in any manner since Virolab emerged from its shell-company status. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered with the Securities and Exchange Commission; therefore if any stock were to be sold the Company would need to do so under an effective registration statement or under an applicable exemption from registration. With the limited data points available to the Company and its board of directors regarding the Company’s valuation, we have estimated the value of common stock at $4 per share for financial reporting purposes. This amount was determined based on the minimum stock price required for listing on any Nasdaq market, and it closely approximates a $100 million valuation for the entire Company (considered “micro-cap” by most equity analysts), which we do not believe unreasonable for a development stage company with phase 3 data for an underserved medical condition. Each $1 change in estimated per-share value of our common stock would change the estimated stock-based compensation expense as reported for the quarter ending September 30, 2012 by approximately $56,651, so that a $3 estimated value for Virolab, Inc. common stock ($1 less per share) would result in general and administrative expenses of approximately $169,955 instead of the reported $226,606, likewise a $5 estimated value for Virolab, Inc. common stock would result in general and administrative expenses of approximately $283,257. Due to the low exercise price offered to our executive offers in their employment contracts ($0.10 per share, since they are currently not receiving any cash compensation) as compared to the estimated value for financial reporting purposes, the stock price volatility, stock option term and interest rate assumptions do not have a significant impact on the estimated value of the options as they would if the options were granted at market price. As noted above, the actual value of our common stock may turn out to be much higher or lower than the amount estimated for financial reporting purposes, due to the current lack of any reliable data on the Company’s current valuation.

General and administrative expenses were higher in the fiscal period ended in  September 30, 2013 compared to the period ended September 30, 2012 because:

●	We were no longer a shell company for the fiscal 2013 period,
●	We incurred higher costs to prepare and file our current and periodic reports with the SEC in the fiscal 2012 period, and

●	We incurred much higher costs for stock based compensation, as noted above, compared to no stock-based compensation in the fiscal 2012 period.
To date, our general and administrative expenses, which in most other cases are paid in cash by the reporting companies, have been funded by Accelerated Venture Partners, LLC, or AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended September 30, 2012. In addition, we expect to incur research and development expenses as we seek to advance our product candidates.

Liquidity and Capital Resource

As of September 30, 2012, we had a cash balance of only $8. There were no other assets, and accrued expenses were approximately $3,006,251, of which 100,295 was due to AVP, a related party. We had a stockholders’ deficit of approximately $102,167 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Virolab until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Virolab, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer is  responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive  concluded that our disclosure controls and procedures were effective as of September 30, 2012, the end of the period covered by this report.

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

VIROLAB, INC.

Dated: November 16, 2012	/s/ Ricardo Rosales
Ricardo Rosales
Chief Executive Officer
(Principal Executive Officer and Financial and Accounting Officer))