Form 10-Q
period 2012-12-31
Virolab, Inc.
filed 2013-02-14
CIK 1497916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 25,350,000 shares outstanding as of February 13, 2013.

INDEX

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets as of December 31, 2012 (unaudited) and March 31, 2012 (audited)	3

	Statements of Operations for the nine months ended December 31, 2012 and December 31, 2011 and for the cumulative period from inception (May 4, 2010) through December 31, 2012 (unaudited)	4

	Statement of Stockholders’ Deficit	5

	Statements of Cash Flows for the nine months ended December 31, 2012 and December 31, 2011 and for the cumulative period from inception (May 4, 2010) to December 31, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	(Reserved and Removed)	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		19

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VIROLAB, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	March 31,
	2012 (unaudited)	2012 (audited)
ASSETS

CURRENT ASSETS:
Cash	$-	$40

TOTAL ASSETS	-	40

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to shareholder	108,795	81,295
Other accounts payable	1,880	1,880
TOTAL LIABILITIES	110,675	83,175

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,350,000 shares issued and outstanding as of December 31, 2012 and March 31, 2012	2,535	2,535

Additional paid-in capital	2,901,549	2,150,850
Deficit accumulated during the development stage	(3,014,759)	(2,236,520)
TOTAL STOCKHOLDERS' DEFICIT	(110,675)	(83,135)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$40

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended		Inception (May 4, 2010) through December 31,
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	2012 (Cumulative)

Revenues	$—	—	—	—	$—

Operating expenses
General and administrative	8,508	626,660	778,239	1,615,060	3,014,759

Total operating expenses	8,508	626,660	778,239	1,615,060	3,014,759

Net loss	$(8,508)	$(626,660)	$(778,239)	$(1,615,060)	$(3,014,759

Basic and diluted net loss per share	$(0.00)	$(0.02)	$-	$(0.04)

Shares used in basic and diluted net loss per share calculation	25,350,000	25,350,000	25,350,000	25,350,000	-

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders’ Deficit
	Shares	Amount	Paid-In Capital	Deficit

Balance prior to inception	—	—	—	—	—

Issuance of common stock to founder for cash	5,000,000	500	1,500	—	2,000
Tender of shares by founder	(3,500,000)	(350)	350	—	—
Issuance of common stock under stock option granted to founder for consulting services	1,500,000	150	—	—	150
Issuance of common stock under subscription agreement with Virolab S de RL de CV	22,350,000	2,235	—	—	2,235
Net loss	—	—	—	(64,300)	(64,300)

Balances at March 31, 2011	25,350,000	2,535	1,850	(64,300)	(59,915)

Net loss	—	—	—	(2,172,220)	(2,172,220)
Stock option expense	—	—	2,149,000	—	2,149,000

Balances at March 31, 2012	25,350,000	$2,535	$2,150,850	$(2,236,520)	$(83,135)
Net loss				(778,239)	(778,239)
Stock option expense			750,699		750,699
Balances at December 31, 2012 (Unaudited)	25,350,000	$2,535	$2,901,549	$(3,014,759)	$(110,675)

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011	Inception (May 4, 2010) through December 31, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(778,239)	$(1,615,060)	$(3,014,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	750,699	1,592,000	2,899,699
Change in operating assets and liabilities:
Due to shareholder	27,500	21,180	108,795
Other accounts payable	----	1,880	1,880
Net cash used in operating activities	(40)	---	(4,385)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	---	4,385

Net increase (decrease) in cash	(40)	---	8

Cash at beginning of period	40	200	8

Cash at end of period	$-	$200	$-

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 202
(Unaudited)

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

During the nine months ended December 31, 2012, the Company did not enter into any agreements under which it agreed to grant stock-based compensation to any employees or any others. During the year ended March 31, 2012, the Company entered into employment agreements under which it agreed to grant options to purchase 2,550,000 shares of common stock to its officers. Pursuant to the terms of each of the employment agreements, the options would have vested over approximately four years from the date each of the officers commenced employment and will have an exercise price of $0.10 per share. The Company granted options to these officers at the $0.10 per share exercise price, in part, because the employment agreements do not provide for the officers to receive any cash compensation until the Company secures at least $5 million in financing. The aforementioned employment agreements have been terminated and the option to purchase any of the 2,550,000 shares has expired as of November 21, 2012.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the year ended March 31, 2012 was $9,945,000. The Company recognized stock-based compensation expense of $2,149,000 for the year ended March 31, 2012, respectively, and $750,699 for the nine months ended December 31, 2012 which was all included in general and administrative expenses. As of December 31, 2012, there was $0 of total unrecognized compensation cost related to stock-based compensation awards and takes in to consideration the 400,000 options that expired March 31, 2012, 1,250,000 options that expired November 5, 2012 and 900,000 options that expired November 21, 2012.

The Company has reserved a total of 5,962,500 shares of common stock for issuance under its stock award plan, and issued 2,550,000 as of December 31, 2011 and per our Company’s Stock Plan the plan re-triggers to 25% of the total outstanding shares on January 1, 2012, therefore as of December 31, 2012 the Company has a reserve of 5,962,500 shares of common stock for issuance under its stock award plan.

VIROLAB, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 202
(Unaudited)

3. Significant of Significant Accounting Policies

The significant accounting policies followed are:

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $3,014,759, due to shareholder of $108,795 and cash of only $0 as of December 31, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company has no cash equivalent as of December 31, 2012 and March 31, 2012.

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

VIROLAB, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 202
(Unaudited)

LOSS PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At December 31, 2012, the Company did not have any potentially dilutive common shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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
December 31, 202
(Unaudited)

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

On March 31, 2012 there were 49,998 vested employee stock options that expired and are considered non-issued.

As of March 31, 2012, there were 25,350,000 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan and 5,962,500 of these shares remained available for future issuance as of December 31, 2012. There were 68,687,500 shares of common stock available for future issuance.

On November 5, 2012 there were 434,028 vested employee stock options that expired and are considered non-issued.

On November 21, 2012 there were 280,000 vested employee stock options that expired and are considered non-issued.

5. Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2012 the Company had a loss and for the period May 4, 2010 (date of inception) through December 31, 2012.   The net operating losses resulting from operating activities result in deferred tax assets of approximately $110,675 at the effective statutory rates which will expire by the year 2031.  The deferred tax asset has been off-set by an equal valuation allowance.

There are no current or deferred income tax expense or benefit recognized for the period ended December 31, 2012.

VIROLAB, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 202
(Unaudited)

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

7. Related Party Transactions

The Managing Partner of AVP is Timothy Neher, a director of the Company and the only officer of the Company prior to February 27, 2011. From inception through December 31, 2012, the Company paid $4,385 cash to AVP and accrued $108,795 for expenses due to AVP. See Note 4 for a description of the stock transactions involving AVP. See Note 8 for a description of commitments to AVP.

The President and majority stockholder of Virolab Mexico is Ricardo Rosales, a director and CEO of the Company and also an officer from February 27, 2011 through December 31, 2012. Dr. Rosales was the principal inventor of the technology licensed by the Company on February 27, 2011. Dr. Rosales is the only stockholder of Virolab Nevada LLC, the licensor of the technology, which acquired all rights to the technology directly from Virolab Mexico. See Note 4 for a description of the stock transaction involving Virolab Mexico. See Note 6 for a description of the license agreement with Virolab Nevada. Also see Note 8 for a description of commitments to Virolab Nevada under the license agreement.

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

As permitted under Delaware law and in accordance with its Bylaws, Virolab indemnifies its officers and directors for certain expenses incurred from legal or other proceedings that arise as a result of the director or officer’s service to the Company. There is no limitation on the term of the indemnification and the maximum amount of potential future indemnification is unlimited. The Company currently does not have a directors and officers insurance policy that could limit its exposure and enable it to recover a portion of any future amounts paid. The Company believes the fair value of these officer and director indemnification agreements is minimal, and, accordingly, has not recorded any liabilities for these agreements as of December 31, 2012 and March 31, 2012, respectively.

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

Results of Operations

During the three months ended December 31, 2012, which was the third quarter of our fiscal year ending March 31, 2013, we had no revenue and incurred general and administrative expenses of $8,508. Our net loss was $8,508, due to general and administrative expenses. General and administrative expenses for the thrid quarter of fiscal 2013 consisted of $8,508 for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC.

For the nine months ended December 31, 2012, we had no revenue and incurred general and administrative expenses of $778,239. Our net loss was $778,239, due to general and administrative expenses. General and administrative expenses for the first nine months of fiscal 2013 consisted of $750,699 for the estimated fair value of stock-based compensation and $27,530 for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC.

The estimated value of stock based compensation for our two executive officers was based on the employment agreements with James A.D. Smith, our Chief Executive Officer, and Matthew M. Loar, our Chief Financial Officer, which provide for 1,250,000 and 900,000 stock options, respectively, each vesting over approximately four years beginning April 15, 2011 and May 23, 2011, respectively. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of the company, Virolab, Inc., for which the options are exercisable. The actual value of our common stock may turn out to be much higher or lower than estimated amount, due to the lack of any reliable data on the Company’s current valuation. Virolab common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to the founder of the company and the founder of the technology from which the company subsequently licensed rights. No common stock has been sold in any manner since Virolab emerged from its shell-company status. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered with the Securities and Exchange Commission; therefore if any stock were to be sold the Company would need to do so under an effective registration statement or under an applicable exemption from registration. With the limited data points available to the Company and its board of directors regarding the Company’s valuation, we have estimated the value of common stock at $4 per share for financial reporting purposes. This amount was determined based on the minimum stock price required for listing on any Nasdaq market, and it closely approximates a $100 million valuation for the entire Company (considered “micro-cap” by most equity analysts), which we do not believe unreasonable for a development stage company with phase 3 data for an underserved medical condition. Each $1 change in estimated per-share value of our common stock would change the estimated stock-based compensation expense as reported for the quarter ending December 31, 2012 by approximately $56,651, so that a $3 estimated value for Virolab, Inc. common stock ($1 less per share) would result in general and administrative expenses of approximately $169,955 instead of the reported $226,606, likewise a $5 estimated value for Virolab, Inc. common stock would result in general and administrative expenses of approximately $283,257. Due to the low exercise price offered to our executive offers in their employment contracts ($0.10 per share, since they are currently not receiving any cash compensation) as compared to the estimated value for financial reporting purposes, the stock price volatility, stock option term and interest rate assumptions do not have a significant impact on the estimated value of the options as they would if the options were granted at market price. As noted above, the actual value of our common stock may turn out to be much higher or lower than the amount estimated for financial reporting purposes, due to the current lack of any reliable data on the Company’s current valuation. As of November 21, 2012 all the employee option had expired.

General and administrative expenses were lower in the period ended in December 31, 2012 compared to the period ended September 30, 2012 because:
●	We were no longer a shell company for the fiscal 2013 period,
●	We incurred lower costs to prepare and file our current and periodic reports with the SEC in the fiscal 2012 period, and

●	We incurred no costs for stock based compensation, as noted above, compared to no stock-based compensation in the prior period.
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

Liquidity and Capital Resource

As of December 31, 2012, we had a cash balance of $0. There were no other assets, and accrued expenses were approximately $3,014,759, of which 108,795 was due to AVP, a related party. We had a stockholders’ deficit of approximately $110,675 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Virolab until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Virolab, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer is  responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive  concluded that our disclosure controls and procedures were effective as of December 31, 2012, the end of the period covered by this report.

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

VIROLAB, INC.

Dated: February 13, 2013	/s/ Ricardo Rosales
Ricardo Rosales
Chief Executive Officer
(Principal Executive Officer and Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document