Form 10-K
period 2013-03-31
Virolab, Inc.
filed 2013-07-15
CIK 1497916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-54059

VIROLAB, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2787170
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

951 Mariners Island Blvd, Suite 300, San Mateo, California	94404
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code   (650) 283-2653

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

On July 14, 2013, there were 25,350,000 shares of the registrant’s common stock outstanding.

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

On March 8, 2011, the Company entered into a Licensing Agreement (“Licensing Agreement”) with Virolab Nevada, LLC (“Licensor”) pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for the commercial rights to an investigational therapeutic vaccine for the human papillomavirus, or HPV, and HPV-related cancers and a specific blood test for HPV (the “Technology”). Rather than acquiring an operating company, the Company acquired an exclusive license to trade secrets, patents, know-how and other intellectual property that had been developed in Mexico. We will lose our rights to the Technology that we licensed if we do not raise at least $0.5 million for its future development before March 8, 2012, if we do not raise at least $1.0 million for its future development before March 8, 2013, and if we do not raise at least $2.0 million for its future development before March 8, 2014. Although the Company did not spend the $0.5 million additional funds per the Licensing Agreement before March 8, 2012, we have not received a default letter and as of March 31, 2013 the Company was in negotiations to extend the terms of the Agreement.

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

AVP has indicated to the Company that it will pay the on-going administrative expenses of the Company until Virolab enters into a financing transaction. These on-going administrative expenses differ from the services covered in the Consulting Services Agreement.  Through March 31, 2013, the Company has incurred approximately $110,675 of expenses related to its operations, and of this amount approximately $108,795 remained due to AVP. Virolab currently does not pay any cash compensation to its directors, officers or employees, but plans to do so if it succeeds in securing additional financing.

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

Employees

As of March 31, 2013, we had two full time  employees. AVP also provided us with administrative support as needed. These positions are currently unpaid also until we secure additional financing.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. These reports may be obtained directly from the SEC’s website, www.sec.gov.

ITEM 1A.  RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

As of March 31, 2012, 2013, there were two (2) holders of record of our common stock and a total of 25,350,000 shares of common stock outstanding. All common stock currently outstanding was issued by the Company under applicable exemptions from registration under the Securities Act. None of our stock is registered under the Exchange Act, and no stock may be sold or offered unless registered with the SEC or sold under an applicable exemption from registration. There were no holders in “street name.”

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

Although the Company did not spend the $0.5 million additional funds per the Licensing Agreement before March 8, 2012, we have not received a default letter and as of March 31, 2013 the Company was in negotiations to extend the terms of the Agreement.

Going Concern

Because we only had no  cash at March 31, 2013, which is insufficient to fund any operations, the report of our independent registered public accounting firm on our financial statements for the period ended March 31, 2013 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.  We will need to raise substantial funds in order to develop the HPV products which we have recently licensed from Virolab Nevada, and if we cannot raise additional funds we may need to abandon development of these products and cease operations.

Results of Operations

The following is a summary of the Company’s operation results for the years ended March 31, 2013 and 2012:

	2013	2012

Total operating expenses	$778,239	$2,172,220
Total other income (expense)	---	--
Net loss	$(778,239)	$(2,172,220)

We were incorporated on May 4, 2010, and have incurred expenses of approximately $3,014,759 through March 31, 2013. These expenses largely consist of formation expenses, stock-based compensation and administrative expenses related to the start-up and organization of our business that have been incurred by and funded by the founder of the Company, Accelerated Venture Partners, LLC, or AVP. Expenses include stock-based compensation, legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

For the year ended March 31, 2013, we had no revenue and incurred general and administrative expenses of $778,239. Our net loss was $778,239, due to general and administrative expenses. General and administrative expenses for the first nine months of fiscal 2013 consisted of $750,699 for the estimated fair value of stock-based compensation and $27,530 for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC.

The estimated value of stock based compensation for our two executive officers was based on the employment agreements with James A.D. Smith, our Chief Executive Officer, and Matthew M. Loar, our Chief Financial Officer, which provide for 1,250,000 and 900,000 stock options, respectively, each vesting over approximately four years beginning April 15, 2011 and May 23, 2011, respectively. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of the company, Virolab, Inc., for which the options are exercisable. The actual value of our common stock may turn out to be much higher or lower than estimated amount, due to the lack of any reliable data on the Company’s current valuation. Virolab common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to the founder of the company and the founder of the technology from which the company subsequently licensed rights. No common stock has been sold in any manner since Virolab emerged from its shell-company status. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered with the Securities and Exchange Commission; therefore if any stock were to be sold the Company would need to do so under an effective registration statement or under an applicable exemption from registration. With the limited data points available to the Company and its board of directors regarding the Company’s valuation, we have estimated the value of common stock at $4 per share for financial reporting purposes. This amount was determined based on the minimum stock price required for listing on any Nasdaq market, and it closely approximates a $100 million valuation for the entire Company (considered “micro-cap” by most equity analysts), which we do not believe unreasonable for a development stage company with phase 3 data for an underserved medical condition. Each $1 change in estimated per-share value of our common stock would change the estimated stock-based compensation expense as reported for the year ending March 31, 2013 by approximately $56,651, so that a $3 estimated value for Virolab, Inc. common stock ($1 less per share) would result in general and administrative expenses of approximately $169,955 instead of the reported $226,606, likewise a $5 estimated value for Virolab, Inc. common stock would result in general and administrative expenses of approximately $283,257. Due to the low exercise price offered to our executive offers in their employment contracts ($0.10 per share, since they are currently not receiving any cash compensation) as compared to the estimated value for financial reporting purposes, the stock price volatility, stock option term and interest rate assumptions do not have a significant impact on the estimated value of the options as they would if the options were granted at market price. As noted above, the actual value of our common stock may turn out to be much higher or lower than the amount estimated for financial reporting purposes, due to the current lack of any reliable data on the Company’s current valuation. As of November 21, 2012 all the employee option had expired.

General and administrative expenses were lower in the year ended in March 31, 2013 compared to the period ended March 31, 2012 because:

●	We were no longer a shell company for the fiscal 2013 period,

●	We incurred lower costs to prepare and file our current and periodic reports with the SEC in the fiscal 2013 period, and

●	We incurred lower costs for stock based compensation, as noted above, compared to no stock-based compensation in the prior period.

To date, our general and administrative expenses, which in most other cases are paid in cash by the reporting companies, have been funded by Accelerated Venture Partners, LLC, or AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended March 31, 2013. In addition, we expect to incur research and development expenses as we seek to advance our product candidates.

Liquidity and Capital Resource

As of March 31, 2013, we had a cash balance of $0. There were no other assets, and accrued expenses were approximately $3,014,759, of which 108,795 was due to AVP, a related party. We had a stockholders’ deficit of approximately $110,675 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Virolab until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Virolab, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Virolab, Inc.
 (A Development Stage Company)

We have audited the accompanying balance sheets of Virolab, Inc. (the “Company”) as of March 31, 2013, and the related statements of operations, stockholder's deficit and cash flows for the year then ended and for the period from inception (May 4, 2010) to March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of March 31, 2012, were audited by other auditor, whose report, dated June 27, 2012, expressed an unqualified opinion on those financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013, and the results of its operations and its cash flows for the year ended and for the period from inception (May 4, 2010) to March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage enterprise, had an accumulated deficit of $110,675 as of March 31, 2013 and continues to experience losses. These considerations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2 which contemplates equity financing through a reverse merger transaction and/ or related party advances. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA
July 15, 2013

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

/s/ Peter Messineo, CPA

Palm Harbor, Florida
August 24, 2012

VIROLAB, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash	$-	$40

TOTAL ASSETS	-	40

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Due to shareholder	108,795	81,295
Other accounts payable	1,880	1,880
TOTAL LIABILITIES	110,675	83,175

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,350,000 shares issued and outstanding	2,535	2,535
Additional paid-in capital	2,901,549	2,150,850
Deficit accumulated during the development stage	(3,014,759)	(2,236,520)
TOTAL STOCKHOLDERS' DEFICIT	(110,675)	(83,135)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$40

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Year Ended		Inception (May 4, 2010) through March 31, 2013
	March 31, 2013	March 31,2012	(Cumulative)

Revenues	$-	$-	$-

Operating expenses
General and administrative	778,239	2,172,220	3,014,759

Total operating expenses	778,239	2,172,220	3,014,759

Net loss	$(778,239)	$(2,172,220)	$(3,014,759)

Basic and diluted net loss per share	$-	$-

Shares used in basic and diluted net loss per share calculation	25,350,000	23,350,000

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock				Total
	Shares	Amount	APIC	Accumulated Deficit	Stockholders' Deficit
Balance Prior to Inception	-	$-	$-	$-	$-
Issuance of Common Stock -Founders for cash	5,000,000	500	1,500	-	2,000
Tender of shares by founder	(3,500,000)	(350)	350	-	-
Issuance of Common Stock under stock option granted to founder for consulting services	1,500,000	150	-	-	150
Issuance of Common Stock under subscription agreement with Virolab Sde RL de CV	22,350,000	2,235	-	-	2,235
Net loss	-	-	-	(64,300)	(64,300)
Balance at March 31, 2011	25,350,000	2,535	1,850	(64,300)	(59,915)
Net loss	-	-	-	(2,172,220)	(2,172,220)
Stock option expense	-	-	2,149,000	-	2,149,000
Balance at March 31, 2012	25,350,000	2,535	2,150,850	(2,236,520)	(83,135)
Net loss	-	-	-	(778,239)	(778,239)
Stock option expense	-	-	750,699	-	750,699
Balance at March 31, 2013	25,350,000	$2,535	$2,901,549	$(3,014,759)	$(110,675)

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Year Ended		Inception (May 4, 2010) through March 31, 2013
	March 31, 2013	March 31, 2012	(Cumulative)
OPERATING ACTIVITIES:
Net loss	$(778,239)	$(2,172,220)	$(3,014,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	750,699	2,149,000	2,899,699
Changein operating assets and liabilities	-
Due to shareholder	27,500	21,180	108,795
Other accounts payable	-	1,880	1,880
Net cash used in operating activities	(40)	(160)	(4,385)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	4,385
Net increase (decrease) in cash	(40)	(160)	8

Cash at beginning of period	40	200	8

Cash at end of period	$-	$-	$-

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

During the year ended March 31, 2013, the Company did not enter into any agreements under which it agreed to grant stock-based compensation to any employees or any others. During the year ended March 31, 2012, the Company entered into employment agreements under which it agreed to grant options to purchase 2,550,000 shares of common stock to its officers. Pursuant to the terms of each of the employment agreements, the options would have vested over approximately four years from the date each of the officers commenced employment and will have an exercise price of $0.10 per share. The Company granted options to these officers at the $0.10 per share exercise price, in part, because the employment agreements do not provide for the officers to receive any cash compensation until the Company secures at least $5 million in financing. The aforementioned employment agreements have been terminated and the option to purchase any of the 2,550,000 shares has expired as of November 21, 2012.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the year ended March 31, 2012 was $9,945,000. The Company recognized stock-based compensation expense of $2,149,000 for the year ended March 31, 2012, respectively, and $750,699 for the year ended March 31, 2013 which was all included in general and administrative expenses. As of March 31, 2013, there was $0 of total unrecognized compensation cost related to stock-based compensation awards and takes in to consideration the 400,000 options that expired March 31, 2012, 1,250,000 options that expired November 5, 2012 and 900,000 options that expired November 21, 2012.

Virolab, Inc.
(A Development Stage Corporation)
Notes to Financial Statements

The Company has reserved a total of 5,962,500 shares of common stock for issuance under its stock award plan, and issued 2,550,000 that all expired in November of 2012 and per our Company’s Stock Plan the plan re-triggers to 25% of the total outstanding shares on January 1, 2013, therefore as of March 31, 2013 the Company has a reserve of 5,962,500 shares of common stock for issuance under its stock award plan.

3. Significant of Significant Accounting Policies

The significant accounting policies followed are:

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $3,014,759, due to shareholder of $108,795 and cash of only $0 as of March 31, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company has no cash equivalent as of March 31, 2013 and March 31, 2012.

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

LOSS PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At March 31, 2013, the Company did not have any potentially dilutive common shares.

Virolab, Inc.
(A Development Stage Corporation)
Notes to Financial Statements

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

Virolab, Inc.
(A Development Stage Corporation)
Notes to Financial Statements

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

As of March 31, 2013, there were 25,350,000 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan and 5,962,500 of these shares remained available for future issuance as of March 31, 2013. There were 68,687,500 shares of common stock available for future issuance.

On November 5, 2012 there were 434,028 vested employee stock options that expired and are considered non-issued.

On November 21, 2012 there were 280,000 vested employee stock options that expired and are considered non-issued.

5. Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of March 31, 2013 the Company had a loss and for the period May 4, 2010 (date of inception) through March 31, 2013.   The net operating losses resulting from operating activities result in deferred tax assets of approximately $110,675 at the effective statutory rates which will expire by the year 2031.  The deferred tax asset has been off-set by an equal valuation allowance.

There are no current or deferred income tax expense or benefit recognized for the period ended March 31, 2013.

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
(A Development Stage Corporation)
Notes to Financial Statements

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

7. Related Party Transactions

The Managing Partner of AVP is Timothy Neher, a director of the Company and the only officer of the Company prior to February 27, 2011. From inception through March 31, 2013, the Company paid $4,385 cash to AVP and accrued $108,795 for expenses due to AVP. See Note 4 for a description of the stock transactions involving AVP. See Note 8 for a description of commitments to AVP.

The President and majority stockholder of Virolab Mexico is Ricardo Rosales, a director and CEO of the Company and also an officer from February 27, 2011 through March 31, 2013. Dr. Rosales was the principal inventor of the technology licensed by the Company on February 27, 2011. Dr. Rosales is the only stockholder of Virolab Nevada LLC, the licensor of the technology, which acquired all rights to the technology directly from Virolab Mexico. See Note 4 for a description of the stock transaction involving Virolab Mexico. See Note 6 for a description of the license agreement with Virolab Nevada. Also see Note 8 for a description of commitments to Virolab Nevada under the license agreement.

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

Virolab, Inc.
(A Development Stage Corporation)
Notes to Financial Statements

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

As permitted under Delaware law and in accordance with its Bylaws, Virolab indemnifies its officers and directors for certain expenses incurred from legal or other proceedings that arise as a result of the director or officer’s service to the Company. There is no limitation on the term of the indemnification and the maximum amount of potential future indemnification is unlimited. The Company currently does not have a directors and officers insurance policy that could limit its exposure and enable it to recover a portion of any future amounts paid. The Company believes the fair value of these officer and director indemnification agreements is minimal, and, accordingly, has not recorded any liabilities for these agreements as of March 31, 2013 and March 31, 2012, respectively.

From time to time, Virolab may be involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that it believes are likely to have a material adverse effect on its financial position or results of operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure. On December 17, 2012 the Board of Directors dismissed Peter Messineo, CPA, as our registered public accountants.  The Board elected Anton & Chia, LLP, Newport Beach CA. as our auditor. Prior to Board approval, we had not consulted with Anton & Chia, LLP on any accounting or audit matters.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

In our fiscal fourth quarter which ended March 31, 2013, we had no events that were required to be reported on Form 8-K that were not filed to date.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the members of our Board of Directors as of June 29, 2011, the year each director was first elected a director, the age of each director and the positions with the Company currently held by each director.

Director’s Name	Age	Position(s) with the Company	Year First Became a Director
Timothy Neher	47	Director	2010
Ricardo Rosales	52	Director	2011

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

Director’s Name	Age	Position(s) with the Company	Year First Became an Officer
Ricardo Rosales	52	Chief Executive Officer	2011

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

There are no family relationships between our officers and directors.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all reports filed under Section 16(a). To the Company’s knowledge, based on information provided to the Company, all executive officers, directors and greater than 10% stockholders were in compliance with all applicable Section 16(a) filing requirements in fiscal 2013.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in 2012 for our principal executive officers, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at March 31, 2013:

None

Outstanding Equity Awards at 2013Fiscal Year End

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

Pension Benefits

We do not have a defined benefit plan. None of our executive officers or directors participated in, or otherwise received any benefits under, any pension or retirement plan sponsored by us during fiscal 2013.

Nonqualified Deferred Compensation

During fiscal 2013, none of our executive officers or directors contributed to, or earned any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Compensation Decisions Made After End of Fiscal Year

None

Potential Payments upon Termination or Change in Control

As of March 31, 2013, none of our executive officers or directors are eligible for any payments upon a change in control of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2013, based on information available to us and filings with the SEC by:

●	each of our directors;

●	each of our executive officers;

●	all of our current directors and executive officers as a group; and

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of common stock, except for those jointly owned with that person’s spouse. Percentage of beneficial ownership of common stock is based on 25,350,000 shares of common stock outstanding as of March, 31, 2013. Unless otherwise noted below, the address of each person listed on the table is c/o Virolab, Inc., 951 Mariners Island Blvd, Suite 300, San Mateo, CA.

			Total Beneficial Ownership
Name and Address	Shares of Common Stock Owned	Shares with Right to Acquire within 60 days		Percentage of Common Stock
Virolab S de RL de CV (1) 671 Montevideo Ave./ Lindavista Mexico City, Mexico 07300	22,350,000	—	22,350,000	88.2%
Ricardo Rosales (2)	22,350,000	—	22,350,000	88.2%
Accelerated Venture Partners, LLC (3)	3,000,000	—	3,000,000	11.8%
Timothy Neher (4)	3,000,000	—	3,000,000	11.8%
All current executive officers and directors as a group (2 persons)	25,350,000		25,350,000	100%
____________

*	Less than one percent.

(1)	Ricardo Rosales is majority shareholder and President of Virolab S de RL de CV and holds voting and dispositive power for these shares. Ricardo Rosales is a director of the Company.
(2)	Shares are owned directly by Virolab S de RL de CV. Ricardo Rosales, a director of the Company, is President of Virolab S de RL de CV and holds voting and dispositive power for these shares.
(3)	Timothy Neher is Managing Partner of Accelerated Venture Partners, LLC and holds voting and dispositive power for these shares. Timothy Neher is a director of the Company.
(4)
Shares are owned directly by Accelerated Venture Partners, LLC. Timothy Neher, a director of the Company, is Managing Partner of Accelerated Venture Partners and holds voting and dispositive power for these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

As of March 31, 2013, the Board consisted of Ricardo Rosales and Timothy Neher. The Board has determined that neither of the two directors are independent directors as defined by the rules of The Nasdaq Stock Market.
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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by Peter Messineo, CPA, our prior auditor, for professional services rendered for the audit of our annual financial statement and limited review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,000 for the period from July 6, 2011 to March 31, 2012. Anton & Chia LLP was elected as our auditor in December 2012 for our Form 10-K, estimated costs will be $750 for our year end March 31, 2013.

Audit-Related Fees

There were no fees billed or to be filled by Messineo for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the period from July 6, 2011 to March 31, 2012.

PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

  Financial statements as of March 31, 2013 and for the period then ended are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporated by Reference			Filed Herewith
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing
3.1	Certificate of Incorporation	10	3.1	7/30/2010
3.2	Certificate of Amendment of Certificate of Incorporation	8-K	3.1	4/18/2011
3.3	Bylaws of the Company	10	3.2	7/30/2011
10.1	Subscription Agreement for sale of common stock to Virolab S de RL de CV, dated as of February 27, 2011	8-K	10.1	3/2/2011
10.2	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of February 27, 2011	8-K	10.4	3/2/2011
10.3	Licensing Agreement by and among the Company and Virolab Nevada, LLC, dated as of March 8, 2011	8-K	10.1	3/18/2011
10.4	Employment Agreement between the Company and James A.D. Smith, dated as of April 15, 2011 *	8-K	10.1	4/18/2011
10.5	Employment Agreement between the Company and Matthew M. Loar, dated as of May 23, 2011 *	8-K	10.1	5/26/2011
10.6	2011 Employee, Director and Consultant Stock Plan *	10-K	10.6	6/29/11	x

10.7	Licensing Agreement by and among the Company and Virolab Nevada, LLC, dated as of July 12, 2012				x

24.1	Powers of Attorney. (Contained on Signature Page)				x

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

101	XBRL Reports
_______________

*	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virolab, Inc.

	By:	/ S / Ricardo Rosales
Dated: July 15, 2013		Ricardo Rosales Chief Executive Officer and Chairman

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

Signature	Title	Date

/ S / Timothy Neher Timothy Neher	Director	July 15, 2013

/ S / Ricardo Rosales Ricardo Rosales	Director / Chief Executive Officer (Principal Executive Officer and Financial and Accounting Officer)	July 15, 2013