Form 10-Q
period 2013-06-30
Virolab, Inc.
filed 2013-08-14
CIK 1497916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to _____________

Commissions file number 000-54059

VIROLAB, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2787170
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 25,350,000 shares outstanding as of August 14, 2013.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VIROLAB, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2013 (Unaudited)	March 31, 2013 (Audited)

ASSETS
CURRENT ASSETS:
Cash	$-	$-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Due to shareholder	108,795	108,795
Other accounts payable	1,880	1,880
TOTAL LIABILITIES	110,675	110,675

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,350,000 shares issued and outstanding	2,535	2,535

Additional paid-in capital	2,901,549	2,901,549
Deficit accumulated during the development stage	(3,014,759)	(3,014,759)
TOTAL STOCKHOLDERS' DEFICIT	(110,675)	(110,675)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended				Inception (May 4, 2010) through
	June 30, 2013		June 30, 2012		June 30, 2013 (Cumulative)

Revenues		$—		—	$—

Operating expenses
General and administrative		—		537,095	3,014,759

Total operating expenses		—		537,095	3,014,759

Net loss		$—		$(537,095)	$(3,014,759

Basic and diluted net loss per share	$		$

Shares used in basic and diluted net loss per share calculation		25,350,000		25,350,000	-

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders’ Deficit
	Shares	Amount	Paid-In Capital	Deficit

Balance prior to inception	—	—	—	—	—

Issuance of common stock to founder for cash	5,000,000	500	1,500	—	2,000
Tender of shares by founder	(3,500,000)	(350)	350	—	—
Issuance of common stock under stock option granted to founder for consulting services	1,500,000	150	—	—	150
Issuance of common stock under subscription agreement with Virolab S de RL de CV	22,350,000	2,235	—	—	2,235
Net loss	—	—	—	(64,300)	(64,300)

Balances at March 31, 2011	25,350,000	2,535	1,850	(64,300)	(59,915)

Net loss	—	—	—	(2,172,220)	(2,172,220)
Stock option expense	—	—	2,149,000	—	2,149,000

Balances at March 31, 2012	25,350,000	$2,535	$2,150,850	$(2,236,520)	$(83,135)
Net loss				(778,239)	(778,239)
Stock option expense			750,699		750,699
Balances at March 31, 2013	25,350,000	$2,535	$2,901,549	$(3,014,759)	$(110,675)

Net loss(Unaudited)
Balance at June 30, 2013 (Unaudited)	25,350,000	2,535	2,901,549	(3,014,759)	(110,675)

The accompanying notes are an integral part of these financial statements.

VIROLAB, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Inception (May 4, 2010) through June 30, 2013 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$—	$(537,095)	$(3,014,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	524,063	2,899,699
Change in operating assets and liabilities:
Due to shareholder	—	13,000	108,795
Other accounts payable	----	----	1,880
Net cash used in operating activities	—	(32)	(4,385)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	---	4,385
Net Cash from Financing Activities	—	(32)	—

Cash at beginning of period	—	8	—

Cash at end of period	$—	$8	$—

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

1. An Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

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

The Company has reserved a total of 5,962,500 shares of common stock for issuance under its stock award plan, and issued 2,550,000 that all expired in November of 2012 and per our Company’s Stock Plan the plan re-triggers to 25% of the total outstanding shares on January 1, 2013, therefore as of June 30, 2013 the Company has a reserve of 5,962,500 shares of common stock for issuance under its stock award plan.

VIROLAB, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 202
(Unaudited)

3. Significant of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $3,014,759, due to shareholder of $108,795 and cash of only $0 as of June 30, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company has no cash equivalent as of June 30, 2013 and March 31, 2013.

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

VIROLAB, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 202
(Unaudited)

LOSS PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At June 30, 2013, the Company did not have any potentially dilutive common shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

5. Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of June 30, 2013 the Company had a loss and for the period May 4, 2010 (date of inception) through June 30, 2013.   The net operating losses resulting from operating activities result in deferred tax assets of approximately $110,675 at the effective statutory rates which will expire by the year 2031.  The deferred tax asset has been off-set by an equal valuation allowance.

There are no current or deferred income tax expense or benefit recognized for the period ended June 30, 2013.

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

As permitted under Delaware law and in accordance with its Bylaws, Virolab indemnifies its officers and directors for certain expenses incurred from legal or other proceedings that arise as a result of the director or officer’s service to the Company. There is no limitation on the term of the indemnification and the maximum amount of potential future indemnification is unlimited. The Company currently does not have a directors and officers insurance policy that could limit its exposure and enable it to recover a portion of any future amounts paid. The Company believes the fair value of these officer and director indemnification agreements is minimal, and, accordingly, has not recorded any liabilities for these agreements as of June 30, 2013 and March 31, 2013, respectively.

From time to time, Virolab may be involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that it believes are likely to have a material adverse effect on its financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Current Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The Company’s Annual Report on Form 10-K, filed with the SEC on July 15, 2013 provides examples of risks, uncertainties and events that may cause our actual results to differ materially from those implied or projected in this Current Report on Form 10-Q. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

We will not be able to commercialize our therapeutic vaccine candidate or our diagnostic test without additional capital. We are evaluating various means of raising this capital, including through the sale of equity securities, licensing agreements or other means. If we do not raise additional funds of at least $2 million for the advancement of our technology before July 12, 2015, we will lose our rights to the technology (including at least $0.5 million of which must be raised before July 12, 2013, and $1 million of which must be raised before July 12, 2014). We plan to seek at least $10 million of capital within the next 12 months, and plan to use these funds to determine the FDA’s requirements for approval of our therapeutic vaccine candidate, begin working on these requirements, file patents on our technology, broaden our pipeline of investigational drugs, vaccines and/or diagnostics, establish a biotechnology laboratory, and/or continue the process of seeking approval of our therapeutic vaccine candidate and diagnostic test outside of the United States. Although we have not raised the $0.5 million required by July 12, 2013 we have not received a default notice and are renegotiating the agreement.

Going Concern

Because we only had no cash at March 31, 2013, our most recent fiscal year-end, the report of our independent registered public accounting firm on our financial statements for the period ended March 31, 2013 contained an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses. We will need to raise substantial funds in order to develop the HPV products which we have recently licensed from Virolab Nevada, and if we cannot raise additional funds we may need to abandon development of these products and cease operations.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are more fully disclosed in Note 1 to the financial statements we included in our Annual Report on Form 10-K for the period ended March 31, 2013, filed with the SEC on July 15, 2013. However, some of our accounting policies may be more particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. To date, due to our limited operations, we believe the only accounting policy which has required significant judgment or use of estimates, other than our assumption that we will continue as a going concern, is our estimated charge for stock-based compensation. Our accounting for stock-based compensation does not impact our current financial position, but does have a major impact on our statement of operations.

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

Results of Operations

During the three months ended June 30, 2013, which was the first quarter of our fiscal year ending March 31, 2014, we had no revenue and incurred no general and administrative expenses. General and administrative expenses for the first quarter of fiscal 2014 consisted for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC provided by Accelerated Venture Partners who has not billed the Company for the services as of June 30, 2013.

To date, our general and administrative expenses, which in most other cases are paid in cash by the reporting companies, have been funded by Accelerated Venture Partners, LLC, or AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended June 30, 2013. In addition, we expect to incur research and development expenses as we seek to advance our product candidates.

Liquidity and Capital Resource

As of June 30, 2013, we had a cash balance of $0. There were no other assets, and accrued expenses were approximately $3,014,759, of which 108,795 was due to AVP, a related party. We had a stockholders’ deficit of approximately $110,675 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Virolab until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Virolab, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

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

If we do not raise additional funds of at least $2 million for the advancement of our technology before July 12, 2015, we will lose our rights to the HPV technology that we recently licensed; at least $0.5 million of these additional funds must be raised before July 12, 2013, and at least $1 million must be raised before July 12, 2014. Although we have not raised the $0.5 million required by July 12, 2013 we have not received a default notice and are renegotiating the agreement.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive  concluded that our disclosure controls and procedures were effective as of June 30, 2013, the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS.

There are no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the U.S. Securities and Exchange Commission on July 15, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

VIROLAB, INC.

Dated: August 14, 2013	/s/ Ricardo Rosales
Ricardo Rosales
Chief Executive Officer
(Principal Executive Officer and Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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